Form 10QSB
period 1999-03-31
MOBILE AREA NETWORKS INC
filed 1999-05-25
CIK 1029454

U.S SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 2059

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

( ) Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _________________.

Commission file number 333-18439

                           MOBILE AREA NETWORKS, INC.
         ---------------------------------------------------------------
         (Exact Name of Small Business User as Specified in Its Charter)


                      FLORIDA                           59-3482752
         ------------------------------              -------------------
         (State or Other Jurisdiction of              (I.R.S. Employer
         Incorporation or Organization)              Identification No.)


1275 LAKE HEATHROW LANE, SUITE 115, HEATHROW, FLORIDA       32746
-----------------------------------------------------     ---------
(Address of Principal Executive Offices)                  (Zip Code)

407-333-2350
-----------------------------------------------
(Issuer's telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of Common Stock outstanding at March 31, 1999 - 33,133,820

                           MOBILE AREA NETWORKS, INC.

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.           FINANCIAL INFORMATION

      Item I.     Financial Statements

                  Balance Sheets
                    March 31, 1999 (Unaudited)
                      and December 31, 1998                                2

                  Statements of Operations
                   Three months ended
                      March 31, 1999 (Unaudited) and
                      March 31, 1998 (Unaudited)
                   Period from May 23, 1996 through
                      March 31, 1999 (unaudited)                          3

                  Statements of Cash Flows
                   Three months ended
                      March 31, 1999 (Unaudited) and
                      March 31, 1998 (Unaudited)
                   Period from May 23, 1996 through
                      March 31, 1999 (unaudited)                            4

                  Notes to Financial Statements (Unaudited)                5-6

      Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          7

PART II.          OTHER INFORMATION                                         8

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                                         MARCH 31,
                                                                       DECEMBER            1999
                                                                         1998           (UNAUDITED)
                                                                      -------------     -----------
                                      ASSETS
Current assets:
   Cash                                                               $    54,971            64,495
   Inventory                                                               20,944            20,437
   Other current assets                                                     9,337            13,627
                                                                      -----------       -----------

                  Total current assets                                     85,252            98,559
                                                                      -----------       -----------

Property and equipment, net                                               134,200           134,204

Intangible assets, net of accumulated amortization of $6,100
     and $6,862                                                             9,158             8,396
                                                                      -----------       -----------

                                                                      $   228,610           241,159
                                                                      ===========       ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $    71,353            25,350
   Accrued expenses                                                       198,000           228,000
   Advances from stockholder                                               20,000            20,000
                                                                      -----------       -----------

                  Total current liabilities                               289,353           273,350
                                                                      -----------       -----------

Stockholders' Equity:
   Common stock, no par value, authorized 50,000,000 shares,
        issued and outstanding 33,023,130 and 33,133,820 shares           982,422         1,126,449
   Deficit accumulated during the development stage                    (1,043,165)       (1,158,640)
                                                                      -----------       -----------

                  Total stockholders' equity                              (60,743)          (32,191)
                                                                      -----------       -----------

                                                                      $   228,610           241,159
                                                                      ===========       ===========

See accompanying notes to financial statements.


                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

               Three months ended March 31, 1999 and 1998 and the cumulative period from May 23, 1996 (date of inception) through March 31, 1999
                                   (unaudited)

                                                                                 THE PERIOD
                                             THREE MONTHS      THREE MONTHS      FROM MAY 23,
                                                 ENDED            ENDED         1996 THROUGH
                                            MARCH 31, 1998    MARCH 31, 1999    MARCH 31, 1999
                                            ------------      --------------    --------------

Revenues                                     $      8,488            12,408            93,693
                                             ------------      ------------      ------------
Costs and expenses:
    Product development and marketing             100,404            70,326           699,019
    General and administrative                     66,937            57,558           571,924
                                             ------------      ------------      ------------
                Total costs and expenses          167,341           127,884         1,270,943
                                             ------------      ------------      ------------

Interest income                                     2,702              --              18,610
                                             ------------      ------------      ------------

                Net loss                     $   (156,151)         (115,475)       (1,158,640)
                                             ============      ============      ============

 Weighted average shares outstanding           31,480,942        33,078,475        28,990,648
                                             ============      ============      ============

 Net loss per share                          $      0.005             0.003              0.04
                                             ============      ============      ============

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 1999 and 1998
                 and for the cumulative period from May 23, 1996
                   (date of inception) through March 31, 1999
                                   (Unaudited)

                                                                                           CUMULATIVE PERIOD
                                                        THREE MONTHS      THREE MONTHS      FROM MAY 23, 1996
                                                           ENDED              ENDED              THROUGH
                                                       MARCH 31, 1999     MARCH 31, 1998      MARCH 31, 1999
                                                        -----------       --------------    -----------------
Cash flows from operating activities:
   Net loss                                             $  (115,475)         (156,151)          (1,158,640)

Adjustments to reconcile net loss to net cash used
 in operating activities:
     Depreciation and amortization                            8,762             7,262               44,522
     Change in operating assets and liabilities:
       Accounts payable                                     (46,003)          (23,416)              25,350
       Accrued expenses                                      30,000            30,000              228,000
       Inventory                                                507            (5,905)             (20,437)
       Other current assets                                  (4,290)           (5,304)             (13,627)
                                                        -----------       -----------          -----------

         Net cash used in operating activities             (126,499)         (153,514)            (894,832)
                                                        -----------       -----------          -----------

Cash flows from investing activities:
     Purchase of property and equipment                      (8,004)          (12,971)            (171,864)
     Patent acquisition costs                                  --                --                (15,258)
                                                        -----------       -----------          -----------

         Net cash used in investing activities               (8,004)          (12,971)            (187,122)
                                                        -----------       -----------          -----------
Cash flows from financial activities:
     Proceeds from issuance of common stock                 145,140            63,650            1,143,246
     Stock issuance cost                                     (1,113)             --                (16,797)
     Proceeds from issuance of note payable                    --                --                 20,000
                                                        -----------       -----------          -----------

         Net cash provided by financing activities          144,027            63,650            1,146,449
                                                        -----------       -----------          -----------

         Net increase (decrease) in cash                      9,524          (102,835)              64,495

Cash at beginning of period                                  54,971           279,482                 --
                                                        -----------       -----------          -----------

Cash at end of period                                   $    64,495           176,647               64,495
                                                        ===========       ===========          ===========
Supplemental disclosure of cash flow information

     Cash paid for:
          Taxes                                         $      --         $      --            $      --
                                                        ===========       ===========          ===========
          Interest                                      $      --         $      --            $      --
                                                        ===========       ===========          ===========

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

(1)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

     The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and results of operations and cash flows for three month periods ended March 31, 1999 and 1998 and for the cumulative period from May 23, 1996 (date of inception) through March 31, 1999. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

(2)  REVENUE RECOGNITION

     The Company recognizes revenue upon shipment of product and upon provision of related consulting and installation services.

(3)  INVENTORIES

     Inventories at March 31, 1999 and 1998 consist of finished products and equipment.

(4)  REGISTRATION OF SECURITIES

     On February 16, 1999 the Company's registration statement covering the registration of 5,000,000 shares of common stock was declared effective by the United States Securities and Exchange Commission. Provisions of the registration statement include a maximum offering price of $6.00 per unit resulting in maximum gross proceeds of $30,000,000.

     The Securities are being sold on a best efforts, no minimum amount basis. The offering will expire nine months after the effective date unless updated or terminated sooner. The proceeds from the offering will be used primarily to fund the deployment of the Company's communications network infrastructure.

(5)  YEAR 2000 ISSUE

     The Company has addressed its state of readiness to deal with the problem commonly known as the Year 2000 Issue. With respect to its own information systems, the Company is year 2000 complaint. The costs to achieve year 2000 compliance have not been material to the Company's operations.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

(5)  YEAR 2000 ISSUE - (CONTINUED)

     The Company has informally discussed year 2000 preparedness with its most significant suppliers and has obtained assurances that such suppliers do not expect any disruption in their ability to fulfill customer needs as of a result of year 2000 issues. The Company is preparing to request written confirmation of year 2000 preparedness from each of such suppliers. To date, the Company has not undertaken to assess the year 2000 preparedness of its customers. Management expects to initiate discussions with its most significant customers concerning their year 2000 preparedness during the fourth quarter of 1999, but does not believe that customer's lack of preparedness would have a material adverse effect on the Company's sales or results of operations.

MANAGEMENT'S DISCUSSION ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

Working capital amounted to ($174,791) at March 31, 1999 as compared to ($204,101) at December 31, 1998. Cash amounted to $64,495 at March 31, 1999, as compared to ($174,791) at December 31, 1998. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the three months ended March 31, 1999 and 1998 was ($126,499) and ($153,514), respectively, primarily as a result of the Company's net loss and decreases in accounts payable. For the three months ended March 31, 1999 and 1998, cash was provided primarily by additional stock issuance. During the three months ended March 31, 1999 and 1998, cash was used in investing activities to acquire additional property and equipment.

As indicated herein, the Company's short-term liquidity needs have been satisfied primarily from the continuing sale of Company stock.

RESULTS OF OPERATIONS

The Company's operations to date have been devoted primarily to product development and marketing, raising capital and administrative activities. Revenues through March 31, 1999 have been minimal but are expected to increase at a steady pace throughout the remainder of fiscal 1999. For the three months ended March 31, 1999, product development and marketing expenses decreased approximately 30% over the corresponding period of the prior year as the initial product development phase has been substantially completed. Management's primary goal for the remainder of 1999 is to focus on increasing marketing efforts aimed at companies with large numbers of business travelers.

Operations for the three months ended March 31, 1999 resulted in a net loss of $115,475 as compared to a net loss of $156,151 for the corresponding period of the prior year. The net loss since inception amounted to $1,158,640 through March 31, 1999. Since inception, the Company has incurred research and development costs equal to approximately 70% of total product development and marketing costs.

                           PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS:                  None

Item 2.    CHANGES IN SECURITIES:              None

Item 3.    DEFAULTS UPON SENIOR SECURITIES:    None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

Item 5.    OTHER INFORMATION:                  None

Item 6.    Exhibits and Reports on Form 8-K:

           (a)    Exhibits:

                  27    Financial Data Schedule

           (b) During the quarter ended March 31, 1999 no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                    MOBILE AREA NETWORKS, INC.

May 21, 1999                        /s/ GEORGE WIMBISH
------------                        --------------------------
Date                                George Wimbish
                                    Director, Chairman and President

                                 EXHIBIT INDEX

EXHIBIT
-------

 27            Financial Data Schedule