Form 10QSB
period 1999-06-30
MOBILE AREA NETWORKS INC
filed 1999-08-16
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

( ) Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________________ to ____________________.

Commission file number 333-18439

                           Mobile Area Networks, Inc.
         ---------------------------------------------------------------
         (Exact Name of Small Business User as Specified in its Charter)

                Florida                                      59-3482752
      -------------------------------                   -------------------
      (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization                    Identification No.)

1275 Lake Heathrow Lane, Suite 115, Heathrow, Florida           32746
-----------------------------------------------------        -----------
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
                                                 Yes    X          No
                                                     ---------       ---------

Shares of Common Stock outstanding at June 30, 1999 - 33,408,177

                           MOBILE AREA NETWORKS, INC.

                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART 1.                  FINANCIAL INFORMATION

          Item 1.        Financial Statements

                         Balance Sheets
                            June 30, 1999 (Unaudited)
                               and December 31, 1998                         3-4

                         Statements of Operations
                           Three and six months ended
                             June 30, 1999 (Unaudited) and
                             June 30, 1998 (Unaudited)
                           Period from May 23, 1996 through
                             June 30, 1999 (unaudited)                         5

                         Statements of Cash Flows
                           Six months ended
                             June 30, 1999 (Unaudited) and
                             June 30, 1998 (Unaudited)
                           Period from May 23, 1996 through
                             June 30, 1999 (unaudited)                         6

                         Notes to Financial Statements (Unaudited)             7

          Item 2.        Management's Discussion and Analysis of
                           Financial Condition and Results of Operations     8-9

PART II.                 OTHER INFORMATION                                10

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS
                                                                                                        JUNE 30,
                                                                                 DECEMBER 31,             1999
                                                                                     1998              (UNAUDITED)
                                                                                -------------          -----------
Current assets:
      Cash                                                                         $    54,971           127,491
      Inventory                                                                         20,944            22,251
      Other current assets                                                               9,337            13,479
                                                                                   -----------       -----------

                  Total current assets                                                  85,252           163,221
                                                                                   -----------       -----------

Property and equipment, net                                                            134,200           165,558

Intangible assets, net of accumulated amortization of $6,100
      and $6,862                                                                         9,158             7,633
                                                                                   -----------       -----------

                                                                                   $   228,610           336,412
                                                                                   ===========       ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                  71,353            20,517
      Accrued expenses                                                                 198,000           241,218
      Advances from stockholder                                                         20,000              --
                                                                                   -----------       -----------

                  Total current liabilities                                            289,353           261,735
                                                                                   -----------       -----------

Stockholders' equity:
      Common stock, no par value, authorized 50,000,000 shares,
        issued and outstanding 33,023,130 and 33,408,177 shares                        982,422         1,382,735
      Deficit accumulated during the development stage                              (1,043,165)       (1,308,058)
                                                                                   -----------       -----------

                  Total stockholders' equity                                           (60,743)           74,677
                                                                                   -----------       -----------

                                                                                   $   228,610           336,412
                                                                                   ===========       ===========

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

            Six and three months ended June 30, 1999 and 1998 and the cumulative period from May 23, 1996 (date of inception) through June 30, 1999
                                   (unaudited)


                                                                                                                THE PERIOD
                                              THREE MONTHS     THREE MONTH S    SIX MONTHS     SIX MONTHS      FROM MAY 23,
                                                  ENDED            ENDED           ENDED         ENDED         1996 THROUGH
                                              JUNE 30, 1999    JUNE 30, 1998  JUNE 30, 1999   JUNE 30, 1998   JUNE 30, 1999
                                              -------------   --------------  --------------  -------------   --------------

Revenues                                      $      8,253           1,545          20,661          10,033         101,945
                                              ------------    ------------    ------------    ------------    ------------
Cost and expenses:
   Product development and marketing                87,947          84,125         158,273         184,529         786,966
   General and administrative                       69,723          81,458         127,281         148,395         641,647
                                              ------------    ------------    ------------    ------------    ------------
     Total costs and expenses                      157,670         165,583         285,554         332,924       1,428,613
                                              ------------    ------------    ------------    ------------    ------------
Interest income                                       --             1,596            --             4,298          18,610
                                              ------------    ------------    ------------    ------------    ------------
     Net loss                                     (149,417)       (162,442)       (264,893)       (318,593)     (1,308,058)
                                              ============    ============    ============    ============    ============
Weighted average shares outstanding             33,242,509      31,347,130      33,164,302      31,315,280      29,329,181
                                              ============    ============    ============    ============    ============
Net loss per share                            $      0.004           0.005           0.008           0.010           0.040
                                              ============    ============    ============    ============    ============


See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

             For the six months ended June 30, 1999 and 1998 and the cumulative period from May 23, 1996 (date of inception) through June 30, 1999
                                   (Unaudited)


                                                                                                CUMULATIVE PERIOD
                                                                SIX MONTHS        SIX MONTHS    FROM MAY 23, 1996
                                                                  ENDED              ENDED           THROUGH
                                                              JUNE 30, 1999      JUNE 30, 1998     JUNE 30, 1999
                                                              -------------      -------------   ---------------
Cash flows from operating activities:
   Net loss                                                   $  (264,893)        (318,593)          $(1,308,058)
   Adjustments to reconcile net loss to net cash used
        Depreciation and amortization                                9,812            7,526               45,571
        Change in operating assets and liabilities:
             Accounts payable                                      (50,837)         (23,416)              20,516
             Accrued expenses                                       43,218           36,000              241,218
             Inventory                                              (1,307)          (7,590)             (22,251)
             Other current assets                                   (4,142)          (5,789)             (13,479)
                                                               -----------         --------          -----------
                  Net cash used in operating activities           (268,149)        (311,862)          (1,036,483)
                                                               -----------         --------          -----------

Cash flows from investing activities:
   Purchase of property and equipment                              (39,645)         (27,431)            (203,503)
   Patent acquisition costs                                           --               --                (15,258)
                                                               -----------         --------          -----------
                 Net cash used in investing activities             (39,645)         (27,431)            (218,761)
                                                               -----------         --------          -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                          388,830          139,550            1,386,935
   Stock issuance cost                                              (8,516)            (137)             (24,200)
   Proceeds from issuance of note payable                             --               --                 20,000
                                                               -----------         --------          -----------
                 Net cash provided by financing activities         380,314          139,413            1,382,735
                                                               -----------         --------          -----------

                 Net increase (decrease) in cash                    72,520         (199,880)             127,491

Cash at beginning of period                                         54,971          279,482                 --
                                                               -----------         --------          -----------
Cash at end of period                                          $   127,491           79,602              127,491
                                                               ===========        =========          ===========

Supplemental disclosure of cash flow information

     Cash paid for:
          Taxes                                                $      --          $    --            $      --
                                                               ===========        =========          ===========
          Interest                                             $      --          $    --            $      --
                                                               ===========        =========          ===========

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and results of operations and cash flows for three and six month periods ended June 30, 1999 and 1998 and for the cumulative period from May 23, 1996 (date of inception) through June 30, 1999. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      REVENUE RECOGNITION

         The Company recognizes revenue upon shipment of product and upon provision of related consulting and installation services.

(3)      INVENTORIES

         Inventories at June 30, 1999 and December 31, 1998 consist of finished products and equipment.

(4)      REGISTRATION OF SECURITIES

         On February 16, 1999 the Company's registration statement covering the registration of 5,000,000 shares of common stock was declared effective by the United States Securities and Exchange Commission. Provisions of the registration statement include a maximum offering price of $6.00 per unit resulting in maximum gross proceeds of $30,000,000.

         The Securities are being sold on a best efforts, no minimum amount basis. The offering will expire nine months after the effective date unless updated or terminated sooner. The proceeds from the offering will be used primarily to fund the deployment of its communications network infrastructure.

(5).      YEAR 2000 ISSUE

         The Company has addressed its state of readiness to deal with the problem commonly known as the Year 2000 Issue. With respect to its own information systems, the Company is year 2000 compliant. The costs to achieve year 2000 compliance have not been material to the Company's operations.

                           MOBILE AREA NETWORKS, INC.
                         (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


(5).     YEAR 2000 ISSUE - (CONTINUED)

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital amounted to ($98,514) at June 30, 1999 as compared to ($204,101) at December 31, 1998. Cash amounted to $127,491 at June 30, 1999, as compared to $54,791 at December 31, 1998. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the six months ended June 30, 1999 and 1998 was ($268,149) and ($311,862), respectively, primarily as a result of the Company's net loss and decreases in accounts payable. For the six months ended June 30, 1999 and 1998, cash was provided primarily by additional stock issuances. During the three and six months ended June 30, 1999 and 1998, cash was used in investing activities to acquire additional property and equipment.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of Company stock.

RESULTS OF OPERATIONS

The Company's operations to date have been devoted primarily to product development and marketing, raising capital and administrative activities. Revenues through June 30, 1999 have been minimal but are expected to increase at a steady pace throughout the remainder of fiscal 1999. For the six months ended June 30, 1999, product development and marketing expenses decreased approximately 14% over the corresponding period of the prior year as the initial product development phase has been substantially completed. Management's primary goal for the remainder of 1999 is to focus on providing increased consulting services and consummating product sales and service agreements with the Company's customer base.

Operations for the six months ended June 30, 1999 resulted in a net loss of $264,893 as compared to a net loss of $318,593 for the corresponding period of the prior year. The net loss since inception amounted to $1,308,058 through June 30, 1999. Since inception, the Company has incurred research and development costs equal to approximately 60% of total product development and marketing costs.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES:            None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:   None

Item 5.  OTHER INFORMATION:                          None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:                          None

         (b) During the quarter ended June 30, 1999 no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                       MOBILE AREA NETWORKS INC.



                                      /s/ GEORGE WIMBISH
----------------------------------    ---------------------------------------
Date                                      George Wimbish
                                          Director, Chairman and President