Form 10QSB
period 1999-09-30
MOBILE AREA NETWORKS INC
filed 1999-11-12
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________________ to ____________________.

Commission file number 333-18439


                           MOBILE AREA NETWORKS, INC.
         ---------------------------------------------------------------
         (Exact Name of Small Business User as Specified in its Charter)


          Florida                                        59-3482752
-------------------------------                       -------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization                        Identification No.)


1275 LAKE HEATHROW LANE, SUITE 115, HEATHROW, FLORIDA                   32746
-----------------------------------------------------                 ----------
(Address of Principal Executive Offices)                              (Zip Code)


               407-333-2350
------------------------------------------------
(Issuer's telephone Number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X]   No [ ]


Shares of Common Stock outstanding at September 30, 1999 - 33,440,470

                           MOBILE AREA NETWORKS, INC.

                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART 1.             FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Balance Sheets
                     September 30, 1999 (Unaudited)
                      and December 31, 1998                                 2

                    Statements of Operations
                     Three and nine months ended
                      September 30, 1999 (Unaudited) and
                      September 30, 1998 (Unaudited)
                    Period from May 23, 1996 through
                      September 30, 1999 (unaudited)                        3

                    Statements of Cash Flows
                     Nine months ended
                      September 30, 1999 (Unaudited) and
                      September 30, 1998 (Unaudited)
                     Period from May 23, 1996 through
                      September 30, 1999 (unaudited)                        4

                    Notes to Financial Statements (Unaudited)               5

     Item 2.        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          7

PART II.            OTHER INFORMATION                                       8

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                                   SEPTEMBER 30,
                                                                           DECEMBER 31,                1999
                                                                               1998                (UNAUDITED)
                                                                           ------------           --------------
Current assets:
      Cash                                                                 $    54,971                 144,891
      Inventory                                                                 20,944                  23,548
      Other current assets                                                       9,337                   3,121
                                                                           -----------             -----------

                  Total current assets                                          85,252                 171,560
                                                                           -----------             -----------

Property and equipment, net                                                    134,200                 157,656

Intangible assets, net of accumulated amortization of $6,100
      and $6,862                                                                 9,158                   6,871
                                                                           -----------             -----------

                                                                           $   228,610                 336,087
                                                                           ===========             ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
      Accounts payable                                                     $    71,353                  20,559
      Accrued expenses                                                         198,000                 249,861
      Advances from stockholder                                                 20,000                      --
                                                                           -----------             -----------

                  Total current liabilities                                    289,353                 270,420
                                                                           -----------             -----------

Stockholders' equity:
      Common stock, no par value, authorized 50,000,000 shares,
        issued and outstanding 33,023,130 and 33,440,470 shares                982,422               1,541,485
      Deficit accumulated during the development stage                      (1,043,165)             (1,475,818)
                                                                           -----------             -----------

                  Total stockholders' equity                                   (60,743)                 65,667
                                                                           -----------             -----------

                                                                           $   228,610                 336,087
                                                                           ===========             ===========

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                 Nine and three months ended September 30, 1999
              and 1998 and the cumulative period from May 23, 1996
                 (date of inception) through September 30, 1999
                                   (Unaudited)

                                                                                                                 THE PERIOD
                                        THREE MONTHS      THREE MONTHS       NINE MONTHS       NINE MONTHS      FROM MAY 23,
                                            ENDED             ENDED             ENDED             ENDED         1996 THROUGH
                                        SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                            1999              1998              1999              1998              1999
                                        -------------     -------------     -------------     -------------     -------------
Revenues                                $      6,069             6,817            26,730            16,850           108,014
                                        ------------      ------------      ------------      ------------      ------------

Cost and expenses:
     Product development
        and marketing                         96,347            86,881           254,620           271,409           883,313
     General and administrative               77,482            69,869           204,763           218,265           719,129
                                        ------------      ------------      ------------      ------------      ------------

           Total costs and expenses          173,829           156,750           459,383           489,674         1,602,442
                                        ------------      ------------      ------------      ------------      ------------

Interest income                                   --               334                --             4,632            18,610
                                        ------------      ------------      ------------      ------------      ------------

           Net loss                     $   (167,760)         (149,599)         (432,653)         (468,192)       (1,475,818)
                                        ============      ============      ============      ============      ============

Weighted average shares
   outstanding                            33,416,112        31,502,380        33,240,639        31,403,455        29,628,419
                                        ============      ============      ============      ============      ============

Net loss per share                      $      0.005             0.005             0.013             0.015             0.050
                                        ============      ============      ============      ============      ============



See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 1999 and 1998
         and the cumulative period from May 23, 1996 (date of inception)
                           through September 30, 1999
                                   (Unaudited)

                                                                                                          CUMULATIVE PERIOD
                                                                    NINE MONTHS           NINE MONTHS     FROM MAY 23, 1996
                                                                        ENDED                 ENDED            THROUGH
                                                                    SEPTEMBER 30,         SEPTEMBER 30,      SEPTEMBER 30,
                                                                        1999                  1998               1999
                                                                    -------------         -------------   -----------------
Cash flows from operating activities:
   Net loss                                                        $  (432,653)            (468,192)         $(1,475,818)
   Adjustments to reconcile net loss to net cash used
        Depreciation and amortization                                   18,475               16,289               54,235
        Change in operating assets and liabilities:
             Accounts payable                                          (50,794)             (13,296)              20,559
             Accrued expenses                                           51,861               48,000              249,861
             Inventory                                                  (2,604)             (10,881)             (23,548)
             Other current assets                                        6,216              (11,558)              (3,121)
                                                                   -----------          -----------          -----------

                  Net cash used in operating activities               (409,499)            (439,638)          (1,177,832)
                                                                   -----------          -----------          -----------

Cash flows from investing activities:
   Purchase of property and equipment                                  (39,644)             (40,172)            (203,504)
   Patent acquisition costs                                                 --                   --              (15,258)
                                                                   -----------          -----------          -----------
                 Net cash used in investing activities                 (39,644)             (40,172)            (218,762)
                                                                   -----------          -----------          -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                              568,598              257,550            1,566,704
   Stock issuance cost                                                  (9,535)                (137)             (25,219)
   Repayment of note payable                                           (20,000)                  --                   --
                                                                   -----------          -----------          -----------

                 Net cash provided by financing activities             539,063              257,413            1,541,485
                                                                   -----------          -----------          -----------
                 Net increase (decrease) in cash                        89,920             (222,397)             144,891

Cash at beginning of period                                             54,971              279,482                   --
                                                                   -----------          -----------          -----------

Cash at end of period                                              $   144,891               57,085              144,891
                                                                   ===========          ===========          ===========

Supplemental disclosure of cash flow information

     Cash paid for:
          Taxes                                                    $        --          $        --          $        --
                                                                   ===========          ===========          ===========
          Interest                                                 $        --          $        --          $        --
                                                                   ===========          ===========          ===========

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


(1)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

     The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and results of operations and cash flows for three and nine month periods ended September 30, 1999 and 1998 and for the cumulative period from May 23, 1996 (date of inception) through September 30, 1999. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)  REVENUE RECOGNITION

     The Company recognizes revenue upon shipment of product and upon provision of related consulting and installation services.

(3)  INVENTORIES

     Inventories at September 30, 1999 and December 31, 1998 consist of finished products and equipment.

(4)  REGISTRATION OF SECURITIES

     On February 16, 1999 the Company's registration statement covering the registration of 5,000,000 shares of common stock was declared effective by the United States Securities and Exchange Commission. Provisions of the registration statement include a maximum offering price of $6.00 per unit resulting in maximum gross proceeds of $30,000,000.

     The Securities are being sold on a best efforts, no minimum amount basis. The proceeds from the offering will be used primarily to fund the marketing and deployment of its communications network infrastructure.

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

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



(5), YEAR 2000 ISSUE - (CONTINUED)

     The Company has informally discussed year 2000 preparedness with its most significant suppliers and has obtained assurances that such suppliers do not expect any disruption in their ability to fulfill customer needs as of a result of year 2000 issues. The Company is preparing to request written confirmation of year 2000 preparedness from each of such suppliers. To date, the Company has not undertaken to assess the year 2000 preparedness of its customers. Management expects to initiate discussions with its most significant customers concerning their year 2000 preparedness during the fourth quarter of 1999, but does not believe that customers' lack of preparedness would have a material adverse effect on the Company's sales or results of operations.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Working capital amounted to $(98,860) at September 30, 1999 as compared to $(204,101) at December 31, 1998. Cash amounted to $144,891 at September 30, 1999, as compared to $54,791 at December 31, 1998. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the nine months ended September 30, 1999 and 1998 was $(409,499) and $(439,638), respectively, primarily as a result of the Company's net loss and decreases in accounts payable. For the nine months ended September 30, 1999 and 1998, cash was provided primarily by additional stock issuances. During the nine months ended September 30, 1999 and 1998, cash was used in investing activities to acquire additional property and equipment, and for marketing expenses.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of Company stock.

RESULTS OF OPERATIONS

The Company's operations to date have been devoted primarily to product development and marketing, raising capital and administrative activities. Revenues through September 30, 1999 have been minimal but are expected to increase during the remainder of fiscal 1999 and 2000. For the nine months ended September 30, 1999, product development and marketing expenses decreased approximately 6% over the corresponding period of the prior year as the initial product development phase has been substantially completed. Management's primary goal for the remainder of 1999 is to focus on increased marketing efforts and consummating service agreements with the Company's customer base.

Operations for the nine months ended September 30, 1999 resulted in a net loss of $432,653 as compared to a net loss of $468,192 for the corresponding period of the prior year. The net loss since inception amounted to $1,475,818 through September 30, 1999. Since inception, the Company has incurred research and development costs equal to approximately 60% of total product development and marketing costs.

                           PART II - OTHER INFORMATION
                           ---------------------------


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

Item 3.       DEFAULTS UPON SENIOR SECURITIES:                        None

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:    None

Item 5.       OTHER INFORMATION:                                      None

Item 6.       Exhibits and Reports on Form 8-K:

              (a)   Exhibits:                                         None

              (b) During the quarter ended September 30, 1999 no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                           MOBILE AREA NETWORKS INC.


NOVEMBER 11, 1999                          /s/ GEORGE WIMBISH
---------------------------                ------------------
Date                                       George Wimbish
                                           Director, Chairman and President