Form 10KSB40
period 1999-12-31
MOBILE AREA NETWORKS INC
filed 2000-04-11
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1999.

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number:   333-18439

                           MOBILE AREA NETWORKS, INC.
                 (Name of small business issuer in its charter)


          Florida                                           59-3482752
          -------                                           ----------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


1275 Lake Heathrow Lane, Suite 115, Heathrow, Florida         32746
-----------------------------------------------------         -----
(Address of Principal Executive Offices)                    (Zip Code)

                                  407-333-2350
                                  ------------
                           (Issuer's telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes       No.
---        ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.   $61,450

The registrant has not authorized non-voting common equity and as of December 31, 1999 33,486,035 shares of the registrant's voting common stock were outstanding and held by non-affiliates. The aggregate market value of such common stock at December 31, 1999 had not been established as exchange listing and trading had not commenced.

Shares of Common Stock, no par value outstanding at December 31, 1999:
33,486,035

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Mobile Area Networks, Inc. is a development stage Company with minimal revenues and a limited operating history. The Company was incorporated in Florida on November 28, 1997 and became the successor in interest to a Texas corporation of the same name, effective as of January 1, 1998. The Texas corporation, formed May 22, 1996, transferred all right, title, and interests in and to its assets, over to the Company. Such transfer was made in exchange for the Company's issuance of stock to the Texas Company's shareholders on a five (5) for one (1) share basis. That is, each share of the previously outstanding stock was in effect split up into five (5) shares of the Company's stock. The Management of the Company had previously decided to operate from Florida and therefore also decided to streamline its corporate operations and at the same time created more authorized shares for the corporation to use for funding and/or acquisitions. This was accomplished without diluting the ownership of the then current owners of private shares.

The Company has not been a party to any bankruptcy proceedings.

The Company started operations in Heathrow, Florida to develop its mobiLAN(R) brand of broadband, high speed (T-1) wireless Internet service for travelers and other business users of laptop computers. The Company has demonstration systems for proof-of-concept service at high profile properties such as the Westin hotel in Waltham (Boston), Massachusetts, the Marriott Evergreen conference resort in Stone Mountain, Georgia, the Sheraton Orlando North in Maitland, Florida, and the Radisson hotel in uptown Orlando, Florida. From its wireless LANs (local area networks) at hotels, office buildings, convention centers, or other locations, the Company routes data traffic through a broadband high speed data line or a wireless broadband data link which terminates at the Company's operations center in Heathrow, Florida. The circuit to the Mobile Area Networks center, whether by wireless or fiber optics is a private data circuit and is not routed through the insecure public Internet. At its mobiLAN(R) network center Mobile Area Networks can direct data traffic onto the Internet or through a private connection commonly known as a VPN (virtual private network) directly to a user's corporate LAN connection. The concept has been installed and successfully operating at the Westin hotel site since March of 1997. The service provided by mobiLAN(R) does not operate through telephone lines and therefore saves hotel owners the expense of adding extra telephone trunk lines and hotel PBX upgrades for laptop computer owners to use for their Internet connections. Mobile Area Networks provisions a data line or wireless broadband link to the hotel or other property and routes the data traffic to its operations center, and the Company conceals wireless transmitters throughout the hotel properties through which the laptop user receives a data connection.

With proceeds from its public offering the Company also intends to provision wide area broadband wireless data coverage into communities for business subscribers who need high speed Internet access. This may be accomplished by placing transmitters on or into tall buildings, on towers, or other high elevation platforms. At any location where the Company has transmitters, laptop computers, desktop computers, or other newer and smaller devices can obtain wireless access to the mobiLAN(R) network. Wherever the Company has data connections Mobile Area Networks has wirelessly provisioned public Internet stations, which are commonly known as Internet kiosks. These stations allow travelers or others to send and receive e-mail or obtain other Internet services by use of a credit card or in some locations to obtain free access which is advertiser supported. Currently the traveler pays the hotel a daily fee for use of the wireless device provided by Mobile Area Networks, but as more properties are on line, travelers will be solicited to pay a monthly user fee to have access to all mobiLAN(R) equipped properties, which could include hotels, office buildings, convention centers, restaurants, airports or convenience stores. The Company is also planning to provision entire communities for broadband wireless Internet service which could also be accessed by the monthly fee-paying client. This fee concept is similar to the cell phone industry. This distribution method for the Company's services has required the Company to obtain funds for goods and services for installations for the Company to use in its efforts to obtain commitments for groups of hotels or other buildings. The Company has now worked out revenue share agreements with the properties where systems are in place and is now receiving limited revenue from those systems. There is no certainty that these systems will at any time become profitable unless the Company is successful in its efforts to recruit monthly fee based clients and to obtain funds for goods and services to expand its operations beyond the breakeven stage.

The Company has begun to market its concept of CAI (computer assisted instruction) for use at any type of business that can take advantage of remote training or group training whether Internet related or not. This system is useful for setting up wireless laptop computers at (for example) a newly opening restaurant for new employee training sessions before or after opening hours. Any number of users can be on the system at the same time, and all the equipment is removed to the back room before opening time. No cable or equipment is left on the tables or across the floor. Also the employees are able, during a slow time of the day, to open the laptop and study without interrupting others. The Company is pursuing the idea of renting out these wirelessly equipped laptop computers which could then be moved to other locations as needed. This service may also include videoconference services that the Company can provide from laptop to laptop and from property to property on its network. Another value added service offered by the Company is interconnectivity for the client with multiple properties. The client may have a managed data network through the Mobile Area Networks' data line when one connects to each property.

The Company provisioned its Internet connection center for the servicing of its hotel and office building connection sites, which then allows the Company to market traditional Internet services such as dial in customers and web site development and hosting. In addition to these services the Company also develops business to business electronic commerce systems. This activity has produced limited revenue and has helped defray some of the substantial overhead associated with operating the Company's network center. There are competitors to the Company in all areas of its markets and there can be no assurances that the Company can compete with other much larger and very highly capitalized companies.

The wireless technologies currently in use by the Company are the ISM (industrial scientific and medical) frequencies as defined by the FCC and do not currently require operation site licensing. It is not anticipated that this licensing ruling will change because there are many manufacturers committed to the use of these frequencies. However; there can be no guarantee that this will not change. The Company does have wireless engineers available to it to address this issue, as listed herein under part III 9(b).

The Company has a publicly announced supplier partnership arrangement with Symbol Technologies for joint marketing and supply. However, this is not an exclusive supplier agreement and the Company is not dependent upon any single source for any of its required hardware or equipment. The Company is not aware of any required government approval for any of its services, but should this need arise there is no reason for the Company to believe that it would not be able to obtain the same. The Company estimates that it has expended approximately $300,000 on research and development during the past two years, the cost of which has been borne by investors in the Company. The Company is unaware of any environmental issues that may impact the Company or its services.

The Company has a total of 10 full time employees including its President. In addition there are 5 part time consultants available to the Company, for a total of 15 employees. The Company also has marketing arrangements with outside persons on a commission only basis.


ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases approximately 2500 square feet of office and network operations space under a lease expiring in March 2003 with annual lease payments of approximately $25,000 per year after consideration for the Company's providing funding for the build-out of the facilities. The Company also paid for the installation of fiber optic cable into its network center. As of December 31, 1999 all office equipment and furnishings, Internet servers, network routers, wireless transmitters, public Internet devices, and other equipment used at the Company headquarters and at demonstration sites are owned outright and without leases. It is anticipated that with funding the Company may obtain additional office space and is exploring potential sites.

The Company owns the registered trademark "mobiLAN(R)", and claims copyright ownership of other creative and derivative works. On April 28, 1998 Mobile Area Networks, Inc. was granted U.S. Patent #5,745,884 which covers "System And Method For Billing Data Grade Network Use On A Per Connection Basis". There can be no guarantee of tangible value for this patent, which is accounted for as an intangible asset on the balance sheet of the Company. The Company protects as "Trade Secrets" certain software processes and procedures used in network address procedures, bandwidth managing, and controlling access to its systems, as well as certain working arrangements with suppliers, consultants and clients.


ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding and is not aware of any threatened proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None - not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On February 16, 1999 the Company's registration statement covering the registration of 5,000,000 shares of common stock was declared effective by the United States Securities and Exchange Commission ("SEC"). Provisions of the registration statement include a maximum offering price of $6.00 per share for projected gross proceeds of $30,000,000. The securities associated with the offering are being sold on a best efforts, no minimum amount basis. The Company is actively seeking broker dealers for assistance in the offering with the intent of listing for OTCBB trading. As of December 31, 1999 the Company had sold and issued 70,535 shares of common stock under this offering, which has not closed.

As of December 31, 1999 the Company had no public trading market for its securities. The Company has previously included this information in its Quarterly Reports on Form 10-QSB.

The proceeds from the offering to date are being used primarily to fund the continuing deployment and operation of the Company's infrastructure and demonstration systems as well as for funding general operations and administrative activities of the Company.

The remaining outstanding shares of the company, numbering 33,415,500 shares of the total authorized 50,000,000 shares, are restricted for sale under SEC Rule
144. A majority of these shares are owned by Company founders or insiders as reported in the Prospectus of the Company dated February 16, 1999, such shares being further restricted as to resale. The Company has no obligation or requirement to register any of the restricted shares for public sales. However; shares held for the required time period under Rule 144 could be sold by the owners of those shares who are not considered to be insiders or owners of control shares.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and related notes which are contained herein in the following pages under Item 7.

Mobile Area Networks, Inc. is a "Development Stage Company" and possible revenue increases from its announced market of hotels and roadwarriors requires that the Company have additional locations installed for which the Company is dependent upon proceeds from its sales of stock. The Company's operations to date have been devoted primarily to product development and marketing at its demonstration sites, raising capital, and administrative activities. For the year 1999 the Company experienced a $19,834 decrease in revenue, but the revenue reported was derived primarily from its systems in place as compared to one time sales, which is encouraging to management. The

Company's cash position improved substantially from $54,971 at 1998 year end to $216,185 at year end 1999 even though the Company installed and supported additional demonstration systems. Some of this improvement can be attributed to the fact that much of the internal infrastructure of the Company had been expensed in the previous year. The Company considered the transition into the year 2000 to be a routine year end and did not experience any material issues related thereto. Total liabilities of the Company increased very slightly for the year.

Product development and marketing costs slightly increased from $354,772 in 1998 to $392,542 but general and administrative costs substantially decreased from $306,963 to $241,103.

Net assets and shareholder equity both increased substantially, and the net loss per share remained even from 1998 to 1999. The Company's operating loss carryforwards are approximately $1,500,000 which translates into income tax potential savings advantages through the year 2014.

The Company's short term liquidity and capital needs have been satisfied primarily from the continuing sale of the Company's stock. The Company continues to offer its shares of common stock under its best efforts no minimum offering according to its final prospectus dated February 16, 1999, with related quarterly and Audited Annual financial reports added thereto and filed therewith with the SEC. The Company is currently aggressively seeking support of underwriters and market makers for the handling of its stock sales. The Company also intends to engage outside stock Registrars and a shareholder communications firm in the near future.

Mobile Area Networks, Inc. is continuing to target the hotel market with its mobiLAN(R) brand high speed wireless Internet service for users of laptop computers and maintains demonstration systems for proof of concept in service at high profile properties such as the Westin hotel in Waltham (Boston), Massachusetts, the Marriott Evergreen Conference Resort in Stone Mountain Georgia, and the Sheraton Orlando North in Maitland Florida. The Company has experienced user demand for its service, and many managers in hotels recognize the need for this service. However; while developing the business at the hotel chain level the Company also is pursuing the possibility of promoting its system into individual hotels properties one at a time to form a strategic footprint across the country. To this footprint the Company plans to add other types of locations that can be accessed by travelers with a wireless receiver and a laptop computer.

The Company is planning to deploy wide area broadband high speed wireless service for the Florida town of Orange City during the second quarter 2000 to target business subscribers who need fast Internet access anywhere in the town.

The Company has plans for locating public Internet machines (kiosks) into pack and ship office centers, shared use office buildings, and convenience stores. From all of these locations subscribers may access the mobiLAN(R) wireless network which will be an added value to the business traveler who will then have many more locations for their use while on the road. Added locations will lower the average cost per location for user fees and will lower resistance to user fees.

From its wireless LANs at hotels, office buildings and convention centers, the Company routes data traffic through a high speed data line commonly known as a T-1 circuit which terminates at the Company's operations center in Heathrow Florida. The circuit used by the Company to the network center is a private data line and is not the public Internet. Maintaining these private data lines to each property is a major overhead expense to the Company even though the Company now works with more than one data carrier and continues to obtain more favorable terms for these lines. One difficulty in exploiting this market is that the hotels may take advantage of some of the valued services of the Company which could include access to the Internet for in house employees, video training, data networking between properties, and other uses, but the hotel managers may be reluctant to commit to covering portions of the monthly line charges to the properties.

The Company will continue its marketing efforts geared toward the hotels and business travelers, while at the same time building its client base for traditional Internet and data services such as electronic commerce and other services that can be accomplished with the infrastructure already in place at the Company, with very little additional overhead. Some of the additional services offered by the Company are wireless point of sale for restaurants and other businesses, Computer Assisted Instruction for groups of laptop or other computer users, and data network support. The Company's management believes that for the far term the build out and owning of physical facilities assets such as Internet network server computers, data routers, and related software, by which the Company can support electronic commerce and other businesses, is more important than becoming a "virtual" company with only a web site or a domain name as a business.


The Company continues to sell shares of its common stock to the public under its best efforts no minimum offering. However; the Company is now aggressively seeking the support of underwriters and market makers to take over the job of handling stock sales so the Company can concentrate more on the marketing and operations of the Company. The management intends to engage an outside stock registrar as well as a shareholder communications firm that will handle such duties as delivering this document to shareholders who cannot print it from the SEC's electronic distribution Edgar system.

ITEM 7. FINANCIAL STATEMENTS.

 December 31, 1999 and 1998 (With Independent Auditors' Report Thereon)


                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                               INDEX TO FINANCIALS



Independent Auditors' Report...........................................................................F-2


Financial Statements:

         Balance Sheets................................................................................F-3

         Statements of Operations......................................................................F-4

         Statements of Stockholder's Equity............................................................F-5

         Statements of Cash Flows......................................................................F-6


Notes to Financial Statements..........................................................................F-7

PTWO Parks, Tschopp, Whitcomb & Orr., P.A.
2600 Maitland Center Parkway, Suite 330
Maitland,  Florida 32751
Certified Public Accountants
Telephone: 407 875-2760
Fax: 407 875-2762



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Mobile Area Networks, Inc.:

We have audited the balance sheets of Mobile Area Networks, Inc. (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the cumulative period from May 23, 1996 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Area Networks, Inc. (a development stage company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and for the cumulative period from May 23, 1996 (date of inception) through December 31, 1999, in conformity with generally accepted accounting principles.



                                           s/Parks, Tschopp, Whitcomb & Orr P.A.


February 22, 2000

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                           December 31, 1999 and 1998

                                     ASSETS

                                                                                             1999                     1998
                                                                                  -------------------     --------------------
Current assets:
      Cash                                                                                  $ 216,185                   54,971
      Inventory                                                                                23,947                   20,944
      Other current assets                                                                      5,671                    9,337
                                                                                  -------------------     --------------------

                   Total current assets                                                       245,803                   85,252
                                                                                  -------------------     --------------------

Property and equipment, net (note 2)                                                          132,347                  134,200

Intangible assets, net of accumulated amortization of $9,150
      and $6,100.                                                                               6,108                    9,158
                                                                                  -------------------     --------------------

                                                                                            $ 384,258                  228,610
                                                                                  ===================     ====================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                         15,771                   71,353
      Accrued expenses                                                                        240,000                  198,000
      Advances from stockholder (note 3)                                                           -                    20,000
                                                                                  -------------------     --------------------

                   Total current liabilities                                                  255,771                  289,353
                                                                                  -------------------     --------------------

Stockholders' equity:
      Common stock, no par value, authorized 50,000,000 shares,
        issued and outstanding 33,486,035 and 33,023,130 shares.                            1,742,541                  982,422
      Deficit accumulated during the development stage                                     (1,614,054)              (1,043,165)
                                                                                  -------------------     --------------------

                   Total stockholders' equity                                                 128,487                  (60,743)
                                                                                  -------------------     --------------------

                                                                                            $ 384,258                $ 228,610
                                                                                  ===================     ====================

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                            Statements of Operations

                 Years ended December 31, 1999 and 1998 and the cumulative period from May 23, 1996 through December 31, 1999

                                                                                For the Period
                                                                                 May 23, 1996
                                                 Year Ended       Year Ended       Through
                                                  December         December        December
                                                  31, 1999         31, 1998        31, 1999
                                                  --------         --------        --------
Revenue                                        $     61,450          81,284         142,734
                                                 ----------      ----------      ----------

Costs and expenses:
    Product development and marketing               392,542         354,772         786,931
    General and administrative                      241,103         306,963         989,773
                                                 ----------      ----------      ----------

                    Total costs and expenses        633,645         661,735       1,776,704
                                                 ----------      ----------      ----------

Interest income                                       1,306           4,706          19,916
                                                 ----------      ----------      ----------

                    Net loss                   $   (570,889)       (575,745)     (1,614,054)
                                                 ----------      ----------      ----------

Weighted average shares outstanding              33,254,583      32,228,270      29,844,086
                                                 ==========      ==========      ==========

Net loss per share                             $      (0.02)          (0.02)          (0.05)
                                                 ==========      ==========      ==========

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1999 and 1998
                    and the period from May 23, 1996 (date of
                      inception) through December 31, 1999

                                                                        STOCK                         TOTAL
                                                 COMMON STOCK        SUBSCRIPTION   ACCUMULATED    STOCKHOLDERS'
                                              SHARES       AMOUNT     RECEIVABLE      DEFICIT         EQUITY
                                         -----------   -----------    -----------    -----------    -----------
 Common stock issued in
       Exchange for services                   5,000   $     1,000            -              -            1,000

Common stock issued for cash              26,138,500       178,000         (2,300)           -          175,700


Net loss                                         -             -              -           (6,575)        (6,575)

Stock issuance cost                              -          (5,091)           -              -           (5,091)
                                         -----------   -----------    -----------    -----------    -----------

Balances at December 31, 1996             26,143,500       173,909         (2,300)        (6,575)       165,034

Net loss                                         -             -              -         (460,845)      (460,845)

Common stock issued for cash               5,102,030       544,156          2,300            -          546,456

Stock issuance costs                             -          (7,261)           -              -           (7,261)
                                         -----------   -----------    -----------    -----------    -----------

Balances at December 31, 1997             31,245,530       710,804            -         (467,420)       243,384

Common stock issued for cash               1,777,600       274,950            -              -          274,950

Stock issuance cost                              -          (3,332)           -              -           (3,332)

Net loss                                         -             -              -         (575,745)      (575,745)
                                         -----------   -----------    -----------    -----------    -----------

Balances at December 31, 1998             33,023,130       982,422            -       (1,043,165)       (60,743)

Common stock issued for cash                 462,905       770,738            -              -          770,738

Stock issuance cost                              -         (10,619)           -              -          (10,619)

Net loss                                         -             -              -         (570,889)      (570,889)
                                         -----------   -----------    -----------    -----------    -----------

Balances at December 31, 1999             33,486,035   $ 1,742,541            -       (1,614,054)       128,487
                                         ===========   ===========    ===========    ===========    ===========


     See accompanying notes to financial  statements

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1999 and 1998
              and the period from May 23, 1996 (date of inception)
                            through December 31, 1999

                                                                                      For the Period
                                                                                      May 23, 1996
                                                            Year Ended    Year Ended     Through
                                                             December      December      December
                                                             31, 1999      31, 1998      31, 1999
                                                            ----------    ----------   ------------
Cash flows from operating activities:
      Net loss                                              $ (570,889)     (575,745)   (1,614,054)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                        39,744        26,068        77,733
           Change in operating assets and liabilities:
                Accounts payable                               (55,582)       40,997        15,771
                Accrued expenses                                42,000        78,000       240,000
                Inventory                                       (3,003)       14,848       (23,947)
                Other current assets                             3,666        (2,832)       (5,671)
                                                            ----------    ----------    ----------

                Net cash used in opearting activities         (544,064)     (418,664)   (1,310,168)
                                                            ----------    ----------    ----------

Cash flows from investing activities:
      Patent acquisition costs                                     -             -         (15,258)
      Purchase of property and equipment                       (34,841)      (97,465)     (200,930)
                                                            ----------    ----------    ----------

                Net cash used in investing activities          (34,841)      (97,465)     (216,188)
                                                            ----------    ----------    ----------

Cash flows from financing activities:
      Proceeds from issuance of common stock                   770,738       274,950     1,768,844
      Stock issuance cost                                      (10,619)       (3,332)      (26,303)
      Advances from stockholder                                (20,000)       20,000           -
                                                            ----------    ----------    ----------

                Net cash provided by financing activities      740,119       291,618     1,742,541
                                                            ----------    ----------    ----------

                Net increase (decrease) in cash                161,214      (224,511)      216,185

Cash at beginning of period                                     54,971       279,482           -
                                                            ----------    ----------    ----------

Cash at end of period                                       $  216,185        54,971       216,185
                                                            ==========    ==========    ==========

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  NATURE OF DEVELOPMENT STAGE OPERATIONS

 Mobile Area Networks (the Company) was incorporated on May 23, 1996 in the state of Texas, and later transferred its assets to a Florida corporation, which was formed for the purpose of providing all aspects of wireless data communication including LAN-speed data connectivity service to remote home-office network services and to the Internet from frequently traveled routes and places such as hotels and airports. Unlike a modem connection, no cord or phone line connection is necessary while accessing the Company's MobiLAN(R) Technology.

 Operations of the Company through the date of these financial statements have been devoted primarily to product development and marketing, raising capital, administrative activities and deployment of communications network infrastructure and service demonstration systems. The Company's fiscal year end is December 31.

(B)  CASH FLOWS

 For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(C)  INVENTORY

 Inventory is valued at the lower of cost or market and consists primarily of replacement parts and supplies. Cost is determined on a first-in, first-out
(FIFO) method.

(D)  PROPERTY AND EQUIPMENT

 Property and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the related assets which range from five to seven years. Expenses for repairs and maintenance are charged to operations as incurred.

                                                                     (Continued)

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



(1),       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(E) INTANGIBLE ASSETS

         Intangible assets consist of patents which are amortized over their estimated useful life of five years using the straight-line method.

(F) REVENUE RECOGNITION

 Revenue is recognized as data communication and consulting services are provided or upon sale and/or installation of related computer hardware and software. The Company is presently operating in this one business segment within the United States and has generated minimal revenue through December 31, 1999.

(G) INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period that includes the enactment date.

         Development stage operations for the years ended December 31, 1999 and 1998 resulted in net operating losses. At December 31, 1999, the Company has net operating loss carryforwards of approximately $1,500,000 which will expire at various dates through 2014. A valuation allowance equal to the tax benefit of the net operating loss has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

(H) ADVERTISING COSTS

 Advertising expenditures related to product presentation material and marketing efforts are expensed as incurred.

                                                                     (Continued)

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


(1),     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(I)  FINANCIAL INSTRUMENTS FAIR VALUE

The carrying amount reported on the balance sheet for cash, accounts payable, accrued expenses and advances from stockholder approximates fair value because of the immediate or short-term maturity of these financial instruments.

(J) NET LOSS PER COMMON SHARE

Net loss per common share has been computed based upon the weighted average number of common shares outstanding during the period presented.

(K) USE OF ESTIMATES

Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(L) RECLASSIFICATIONS

         Certain prior year balances have been reclassified to conform with the 1999 presentation.

(2)  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 1999 and 1998:

                                                        1999           1998
                                                    ------------    ------------

           Office furniture and equipment              $ 82,795          64,438
           Computer equipment and software               84,878          66,165
           Leasehold improvements                        33,257          33,257
                                                    ------------    ------------
                                                        200,930         163,860
           Less accumulated depreciation                 68,583          29,660
                                                    ------------    ------------

                                                      $ 132,347         134,200
                                                    ============    ============

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



(3)  ADVANCES FROM STOCKHOLDER

Advances from stockholder were made to the Company for working capital purposes. The advances were non-interest bearing and were repaid in 1999.

(4)  REGISTRATION OF SECURITIES

         On February 16, 1999 the Company's registration statement covering the registration of 5,000,000 shares of common stock was declared effective by the United States Securities and Exchange Commission. Provisions of the registration statement include a maximum offering price of $6.00 per unit resulting in maximum gross proceeds of $30,000,000.

         The securities associated with the offering are being sold on a best efforts, no minimum amount basis. The proceeds from the offering are being used primarily to fund the deployment of the Company's communications network infrastructure and service demonstration systems.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None -

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


(A) DIRECTORS AND EXECUTIVE OFFICERS:

At the present time, the Company's Board of Directors consists of four members. No other is nominated to join the Board at this time, but the Company expects to add to the Board in the near future.

         GEORGE E. WIMBISH, age 56, is a founder of the Company and its concept, and has been a Director of the predecessor (Texas) Company since November 3, 1996, and Chairman, President and CEO since March 28, 1997. His term of office is yearly until a successor is chosen. His business experience for the past 5 years includes 2 years as a private investor for the 2 years immediately prior to joining the Company and his service on the Company's Board. Mr. Wimbish does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

         DR. ROBERT M. GOOD, age 62, is a founder and has been a Director and Treasurer of the predecessor (Texas) Company since November 3, 1996. His business experience has been as a private investor in various ventures for the past 16 years. He is a licensed stockbroker, but does not participate as a broker in selling the Company's stock. Dr. Good operated a successful dental practice in Long Island, New York and sold the practice to achieve early retirement. Dr. Good has served as an officer of numerous companies. Dr. Good does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

         DR. RUSSELL M. GRAHAM, M.D. age 41, has been a Director of the Company since November 1998. Dr. Graham has been a practicing Physician for more than the past 11 years. He is a Principal in a Clinical Research Company, and is a licensed pilot. Dr. Graham does not serve as a Director of any other reporting company. He resides in Altamonte Springs, Florida. Dr. Graham has introduced the Company to other business and Investment community leaders.

         JAMES R. LEONE, age 56, has served as a Director and Corporate Secretary since November 3, 1996. He is a practicing attorney and has had his own law firm since 1985, concentrating in the fields of securities and corporate law. Previously, Mr. Leone was briefly with Gray, Harris & Robinson in Orlando, FL (1984-1985) and with Quinn, Jacobs, Barry and Miller in Chicago, IL. Until 1981 Mr. Leone was a financial attorney and financial analyst with the U.S. Securities and Exchange Commission in Washington, D.C. Mr. Leone resides in New Smyrna Beach, Florida. Mr. Leone and James R. Leone & Associates, P.A. filed for Bankruptcy Reorganization in 1995 and 1997, later converted to Liquidation. See
Item 9(d) herein.


(B) SIGNIFICANT EMPLOYEES

JUDY D. WIMBISH: Executive Assistant to the CEO. Ms. Wimbish is the wife of the CEO and has served full time without compensation since the first of 1998 until the present. She has assisted with structuring the office and has been a valued member of the marketing team. She has served as a communicator to the investment community.

LEWIS C. THOMAS: Technologies Director. Mr. Thomas serves on a full time as needed basis. He is an early private investor in the Company and serves without salary until funding. He completed a Naval career with the rank of Commander with Top Secret EBI Clearance. Holds a Master of Science and Bachelor of Science in Electrical Engineering with highest distinction from Purdue University. He completed the Air Force Air Intelligence Training Program, Denver, CO and the Naval Integrated Operational Intelligence System Training Program. Mr. Thomas's career in engineering management includes computer interface devices and an in-depth background in military reconnaissance, space satellite and intelligence systems. He directed Navy advance space technology programs and he holds various patents in related products of the Company.

JAMES M. DAVIS: Manager of Wireless Community Internet Services. Mr. Davis has an extensive background in wireless communications and has developed, licensed and built public safety communications systems. He has a Federal Communications Radiotelephone license with radar endorsement. He is a U.S. Customs technical investigator. Mr. Davis currently serves without salary, but has agreed to join the Company full time when funded. He is currently implementing wide area wireless for the Company to the town of Orange City, Florida.

PAUL SAVAGE: Research and Development Director. Mr. Savage has more than 25 years experience in Principal wireless product design in digital, analog, RF, and microwave circuit design. He also possesses extensive field experience in the implementation of wireless on towers and other locations. Mr. Savage currently serves in a consulting role to the Company, but has agreed to become a full time employee when funded.

*PATRICIA D. GEESE: Bookkeeper, Office Manager-Administrator. Full time and salaried since 1998, Ms. Geese received Associate in Fine Arts Degree with 4.0 GPA, and completed Liberal Arts courses with 4.0 GPA. Her duties also include preparing graphics for sales presentations as well as assisting the CEO on corporate filings.

*MARK A. YINGLING: Hospitality Marketing Executive. Mr. Yingling joined the Company in 1998 upon opting for early retirement from the Seminole County Florida Sheriff's department. He has more than 11 years experience in Internet services and computer technology services including network management, Internet web design and hosting. Mr. Yingling has been very instrumental in provisioning and marketing services in the Company's hotel demonstration sites. He is a full time salaried employee.

*DOUGLAS S. GUNTHER: Network Systems Administrator. Mr. Gunther has an Associate in Arts Degree, and is pursuing a Computer Engineering Degree. Mr. Gunther has been a salaried employee of the Company since 1998 and possesses vast experience in all areas of the Company's services.

WILLIAM H. SMITH, PH.D: Dr. Smith holds a Ph.D. in Business Administration, he held the rank of Major in the US Army, and is a private pilot. Dr. Smith is associated with Florida Site Selectors, Inc. and is a resource to the Company in site selection for its system placements. He serves as a consultant to the Company without compensation.

*THOMAS J. MEAD: Manager of Internet Design and Hosting Services. Mr. Mead holds an A.B.S. Degree in Business Communications. He is a full time employee with the priority of maximizing the Company's use of its Internet backroom facilities.

*SANDRA ROSENGLICK: Ms. Rosenglick holds a B.A. Degree in Business Administration. She is a full time employee with the priority of booking advertising sales for the Company's public Internet machines.

MARK VALLELLA: Hardware and Software Consultant to the Company since early 1997. Mr. Vallella has been instrumental in recruiting some of the talent for the Company, and is the prime resource for obtaining favorable purchase terms on equipment purchases. Mr. Vallella was an early private investor in the Company and hopes to participate in the possible future success of the Company.

ANGEL MARTINEZ: Computer Analyst with vast knowledge and experience in software applications including database and Electronic Commerce systems. Mr. Martinez was an early private investor in the Company and has served as a volunteer technical resource since 1998. He has expressed his desire to become a full time employee in the future.

*STEVE UNDERWOOD: Hospitality Marketing Executive. Mr. Underwood has more than 10 years experience in the Hospitality industry and is a full time employee with the priority of selling to the hotel industry.

MICHAEL MANTHE: Software Programmer, Network Security and Addressing specialist. Mr. Manthe has served the Company since 1997 both as a salaried employee and as an independent consultant, in which capacity he currently serves. He has expressed a high level of desire to become full time with the Company upon funding.

* Full time salaried employees, all others are independent consultants for fees or may provide services for possible future stock value.

ALL EMPLOYEES AND CONSULTANTS HAVE ENTERED CONTRACTS IN FAVOR OF THE COMPANY FOR NON-COMPETE, NON-CIRCUMVENT, NON-DISCLOSE, AND TRADE SECRETS PROTECTION.


(C) FAMILY REATIONSHIPS
Judy D. Wimbish who serves as Executive Assistant, is the wife of CEO and majority shareholder George Wimbish, whose shares are jointly owned by Mrs. Wimbish. She currently serves full time and has received no compensation to date.


(D) CERTAIN LEGAL PROCEEDINGS:

The Company is not aware of any legal proceedings within the last five years against any Director, Officer, Significant Employee, or candidate for any such position involving a petition under the Bankruptcy Act or any State insolvency law or of any receiver, fiscal agent or similar officer appointed by a court for the business or property of such person or any partnership in which he was general partner or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing; nor is the Company aware of any of the above-mentioned persons being convicted in a criminal proceeding; except as follows:

On August 14, 1995 James R. Leone & Associates, P.A., a Florida professional corporation, filed a reorganization petition in the Bankruptcy Court in Orlando, Florida. Its Plan of Reorganization was scheduled for a confirmation hearing on January 14, 1997 but a notice of proposed conversion to liquidation was filed on that date and the conversion was made on or about March 12, 1997. A Director and the corporate Secretary of the Company, James R. Leone, was the sole shareholder, officer and director of that corporation. On March 10, 1997 Mr. Leone filed a personal reorganization petition on the advice of counsel because of liabilities caused by the corporate liquidation, and his plan of Reorganization was confirmed.


ITEM 10. EXECUTIVE COMPENSATION.

The Company's current policy is that Directors serve without compensation. However; in the future, it may be in the Company's best interests to compensate Directors in a manner that will attract the most qualified people to serve on the Company's Board. Through December 31, 1999 the officers of the Company have served without compensation other than the allowance to acquire founders stock. The Company's management may determine when it is in the best interest of the Company to compensate officers. During 1998 and 1999, Mr. Wimbish's annual salary was $120,000, a portion of which has not been collected and remains in accrued expenses on the 1998 and 1999 balance sheets.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 1999 with respect to each director and officer and any person who is known to the Company to be the beneficial owner of five percent (5%) or more of the Company's outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares held by all directors and officers, individually and as a group.


---------------------------------------------------------------------------------------------------------------------------------
(1)                                               (2)                           (3)                 (4)
NAME AND ADDRESS                                  SHARES OWNED.                 PERCENT             PERCENT AFTER
OF OWNER.                                                                       BEFORE OFFERING     SALES OF
                                                                                TOTAL SOLD.         MAXIMUM OFFERING.
----------------------------------------------------------------------------------------------------------------------------------
George E. Wimbish                                 25,500,000(a)                  76.31.%            66.37%
Director, Chairman, President, & CEO
1275 Lake Heathrow Lane (Suite 115)
Heathrow, Fl 32746

Dr. Robert M. Good                                 2,250,000(a)                  6.73%              5.85%
Director, Vice-President, Treasurer
1275 Lake Heathrow Lane (Suite 115)
Heathrow, Fl 32746

Dr. Russell M. Graham                               135,000(d)                    0.40%              0.35%
109 Camphor Tree Lane
Altamonte Springs, Fl. 32714

James R. Leone                                        5,000                       0.01%              0.01%
Director, Secretary
1275 Lake Heathrow Lane (Suite 115)
Heathrow, FL 32746
--------------------------------------------------------------------------------------------------------------------------------
Subtotal                                          27,890,000                     83.48%             72.58%

Other Private Shareholders                         5,525,230(b)                  16.52%(c)          14.38%(c)

New Shareholders                                   5,000,000                     --                 13.04%
From Offering If All Sold
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                             38,415,230                    100.0%              100.0%


     (a) Within the knowledge of the issuer, no other person holds or shares the power to vote or direct the voting of securities described pursuant to subsection (a) above. No other person holds shares or the power to vote 5% or more of the issuer's voting securities.

     (b) The Company may utilize private stock shares as incentive or compensation for the product and service marketing efforts of the Company's employees, when appropriate.

     (c) Some of the restricted shares included in this total have been conditionally assigned to certain employees or consultants with performance and or tenure requirements. The possibility that all of these private shares may or may not be rescinded would not dramatically affect this percentage.

     (d) A portion of these shares were acquired in private transactions between unrelated private shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All transactions during the previous two years and any presently proposed transaction to which the issuer is a party in which any person having a relationship with the issuer has a direct or indirect material interest are the following transactions, and no others:

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MOBILE AREA NETWORKS, INC.

                               /s/ George Wimbish
                       By:________________________________
                                 George Wimbish
                                 President & CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

-----------------------------------------------------------------------------------------------
Signature                          Title                                        Date
-----------------------------------------------------------------------------------------------
/s/  George Wimbish

__________________________Director, Chairman, President,                        April 10, 2000
George Wimbish            Chief Executive.




/s/ Robert M. Good

__________________________Director, Treasurer.                                  April 10, 2000
Robert M. Good




/s/  James R. Leone

__________________________Director, Secretary.                                  April 10, 2000
James R. Leone




/s/ Russell M. Graham

__________________________Director                                              April 10, 2000
Russell M. Graham
