Form 10QSB
period 2000-03-31
MOBILE AREA NETWORKS INC
filed 2000-05-11
CIK 1029454

U.S SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)
( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

(   )  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _________________.

Commission file number  333-18439


                            Mobile Area Networks Inc.
               --------------------------------------------------
         (Exact Name of Small Business User as Specified in Its Charter)


                Florida                                         59-3482752
-------------------------------------------                   ---------------
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)


1275 Lake Heathrow Lane, Suite 115, Heathrow, Florida            32746
-----------------------------------------------------         -----------
(Address of Principal Executive Offices)                       (Zip Code)

407-333-2350
-------------------------------------------
(Issuer's telephone Number, Including Area Code)

Check Whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

Shares of Common Stock outstanding at March 31, 2000 - 33,509,453

                           MOBILE AREA NETWORKS, INC.

                                      INDEX



                                                                      Page
                                                                     Number
                                                                     ------

PART 1.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets
                    March 31, 2000 (Unaudited)
                       and December 31, 1999                            2

                  Statements of Operations
                   Three months ended
                       March 31, 2000 (Unaudited) and
                       March 31, 1999 (Unaudited)                       3

                  Statements of Cash Flows
                   Three months ended
                       March 31, 2000 (Unaudited) and
                       March 31, 1999 (Unaudited)                       4

                  Notes to Financial Statements (Unaudited)             5

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      6

PART II.          OTHER INFORMATION                                     7

                           MOBILE AREA NETWORKS, INC.

                                 Balance Sheets


                                     Assets
                                     ------

                                                                                                                 March 31,
                                                                                         December 31,              2000
                                                                                            1999                (Unaudited)
                                                                                 ---------------------     -----------------
Current assets:
      Cash                                                                                  $ 216,185               167,276
      Inventory                                                                                23,947                24,547
      Other current assets                                                                      5,671                14,082
                                                                                 ---------------------     -----------------

                  Total current assets                                                        245,803               205,905
                                                                                 ---------------------     -----------------

Property and equipment, net                                                                   132,347               145,173

Intangible assets, net of accumulated amortization of $9,150
      and $6,862                                                                                6,108                 5,346
                                                                                 ---------------------     -----------------

                                                                                            $ 384,258               356,424
                                                                                 =====================     =================

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
      Accounts payable                                                                       $ 15,771                23,681
      Accrued expenses                                                                        240,000               243,763
                                                                                 ---------------------     -----------------

                  Total current liabilities                                                   255,771               267,444
                                                                                 ---------------------     -----------------

Stockholders' equity:
      Common stock, no par value, authorized 50,000,000 shares,
        issued and outstanding 33,486,035 and 33,509,453 shares.                            1,742,541             1,870,347
      Accumulated deficit                                                                  (1,614,054)           (1,781,367)
                                                                                 ---------------------     -----------------

                  Total stockholders' equity                                                  128,487                88,980
                                                                                 ---------------------     -----------------

                                                                                            $ 384,258             $ 356,424
                                                                                 =====================     =================

See accompanying notes to financial statements.

                        MOBILE AREA NETWORKS, INC.

                         Statements of Operations

                Three months ended March 31, 2000 and 1999

                                                                                Three Months               Three Months
                                                                                    Ended                      Ended
                                                                                March 31, 2000             March 31, 1999
                                                                                 (Unaudited)                (Unaudited)
                                                                                --------------             --------------
Revenue                                                                           $ 32,150                     12,408
                                                                                ----------                 ----------
Costs and expenses:
    Product development and marketing                                              100,953                     70,326
    General and administrative                                                      67,303                     57,558
                                                                                ----------                 ----------
                    Total costs and expenses                                       168,256                    127,884
                                                                                ----------                 ----------
Interest income                                                                          -                          -
                                                                                ----------                 ----------
                    Net loss                                                    $ (136,106)                  (115,476)
                                                                                ==========                 ==========
Weighted average shares outstanding                                             33,497,744                 33,078,475
                                                                                ==========                 ==========
Net loss per share                                                                 $ 0.004                      0.003
                                                                                ==========                 ==========


See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.

                            Statements of Cash Flows

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                       Three Months               Three Months
                                                                                          Ended                      Ended
                                                                                      March 31, 2000             March 31, 1999
                                                                                       (Unaudited)                (Unaudited)
                                                                                   ---------------------      ---------------------
Cash flows from operating activities:
      Net loss                                                                          $ (136,106)                   (115,476)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                                    10,262                       8,762
           Change in operating assets and liabilities:
                Accounts payable                                                             7,910                     (46,003)
                Accrued expenses                                                             3,762                      30,000
                Inventory                                                                     (600)                        508
                Other current assets                                                        (8,411)                     (4,290)
                                                                                   ----------------            ----------------

                Net cash used in operating activities                                     (123,183)                   (126,499)
                                                                                   ----------------            ----------------

Cash flows from investing activities:
      Purchase of property and equipment                                                   (22,326)                     (8,004)
      Patent acquisition costs                                                                   -                           -
                                                                                   ----------------            ----------------

                Net cash used in investing activities                                      (22,326)                     (8,004)
                                                                                   ----------------            ----------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                               101,504                     145,140
      Stock issuance cost                                                                   (4,904)                     (1,113)
      Proceeds from issuance of note payable                                                     -                           -
                                                                                   ----------------            ----------------

                Net cash provided by financing activities                                   96,600                     144,027
                                                                                   ----------------            ----------------

                Net increase (decrease) in cash                                            (48,909)                      9,524

Cash at beginning of period                                                                216,185                      54,971
                                                                                   ----------------            ----------------

Cash at end of period                                                                   $  167,276                      64,495
                                                                                   ================            ================

Supplemental disclosure of cash flow information

      Cash paid for:
         Taxes                                                                          $        -                           -
                                                                                   ================            ================

         Interest                                                                       $        -                           -
                                                                                   ================            ================

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS
         ----------------------------------------------

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and results of operations and cash flows for three month periods ended March 31, 2000 and 1999. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      REVENUE RECOGNITION
         -------------------

         The Company recognizes revenue upon shipment of product and upon provision of related consulting and installation services.

(3)      INVENTORIES
         -----------

         Inventories at March 31, 2000 and December 31, 1999 consist of finished products and equipment.

(4)      REGISTRATION OF SECURITIES
         --------------------------

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

(5)      YEAR 2000 ISSUE
         ---------------

         The Company has addressed its state of readiness to deal with the problem commonly known as the Year 2000 Issue. With respect to its own information systems, the Company is year 2000 complaint. The costs to achieve year 2000 compliance have not been material to the Company's operations.

                           MOBILE AREA NETWORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         Working capital amounted to $ (61,539) at March 31, 2000 as compared to $ (9,958) at December 31, 1999. Cash amounted to $ 167,276 at March 31, 2000, as compared to $216,185 at December 31, 1999. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the three months ended March 31, 2000 and 1999 was $ (123,183) and $ (126,499), respectively, primarily as a result of the Company's net losses and changes in the balance of accounts payable. For the three months ended March 31, 2000 and 1999, cash was provided primarily by additional stock issuances. During the three months ended March 31, 2000 and 1999, cash was used in investing activities to acquire additional property and equipment.

         As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of Company stock.

         RESULTS OF OPERATIONS
         ---------------------

         The Company's operations to date have been devoted primarily to product development and marketing, raising capital and administrative activities. Revenues through March 31, 2000 have been minimal but are expected to increase at a steady pace throughout the remainder of fiscal 2000. For the three months ended March 31, 2000, product development and marketing expenses increased approximately 43% over the corresponding period of the prior year. Management's primary goal for the remainder of 2000 is to focus on providing increased consulting services and consummating product sales and service agreements with the Company's customer base.

         Operations for the three months ended March 31, 2000 resulted in a net loss of $136,106 as compared to a net loss of $115,476 for the corresponding period of the prior year. Since inception, the Company has incurred research and development costs equal to approximately 60% of total product development and marketing costs.

PART II - OTHER INFORMATION
---------------------------



Item 1.    Legal Proceedings:                                               None
           -----------------

Item 2.    Changes in Securities:                                           None
           ---------------------

Item 3.    Defaults Upon Senior Securities:                                 None
           -------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders:             None
           ---------------------------------------------------

Item 5.    Other Information:                                               None
           -----------------

Item 6.    Exhibits and Reports on Form 8-K:

           (a)      Exhibits:                                               None

           (b) During the quarter ended March 31, 2000 no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                           MOBILE AREA NETWORKS INC.



    May 11, 2000                           /s/ George Wimbish
-------------------                        --------------------------------
Date                                       George Wimbish
                                           Director, Chairman and President