Form 10QSB
period 2000-06-30
MOBILE AREA NETWORKS INC
filed 2000-08-14
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended June 30, 2000

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act OF 1934

For the transition period from _________________ to ____________________.

Commission file number 333-18439

                           MOBILE AREA NETWORKS, INC.
          -------------------------------------------------------------
         (Exact Name of Small Business User as Specified in its Charter)

             FLORIDA                                         59-3482752
    ------------------------------                       ------------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization                         Identification No.)

1275 LAKE HEATHROW LANE, SUITE 115, HEATHROW, FLORIDA            32746
-----------------------------------------------------         -----------
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

           Yes [X]        No [ ]

Shares of Common Stock outstanding at June 30, 2000 - 33,514,353

                           MOBILE AREA NETWORKS, INC.

                                      INDEX

                                                                       PAGE
                                                                       NUMBER

PART 1.            FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Balance Sheets
                     June 30, 2000 (Unaudited)
                     and December 31, 1999                               2

                   Statements of Operations
                      Three and six months ended
                      June 30, 2000 (Unaudited) and
                      June 30, 1999 (Unaudited)                          3

                   Statements of Cash Flows
                      Six months ended
                      June 30, 2000 (Unaudited) and
                      June 30, 1999 (Unaudited)                          4

                   Notes to Financial Statements (Unaudited)             5

        Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations     6

PART II.           OTHER INFORMATION                                     7

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                                                      JUNE 30,
                                                                  DECEMBER 31,          2000
                                                                      1999           (UNAUDITED)
                                                                  ------------       -----------
Current assets:
   Cash                                                            $   216,185            62,899
   Inventory                                                            23,947            25,792
   Other current assets                                                  5,671            23,503
                                                                   -----------       -----------

         Total current assets                                          245,803           112,194
                                                                   -----------       -----------

Property and equipment, net                                            132,347           135,672

Intangible assets, net of accumulated amortization of
   $9,150 and $10,674
                                                                         6,108             4,584
                                                                   -----------       -----------

                                                                   $   384,258           252,450
                                                                   ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $    15,771            11,558
   Accrued expenses                                                    240,000           243,763
                                                                   -----------       -----------

         Total current liabilities                                     255,771           255,321
                                                                   -----------       -----------

Stockholders' equity:
   Common stock, no par value, authorized 50,000,000 shares,
     issued and outstanding 33,486,035 and 33,514,353 shares         1,742,541         1,868,679
   Deficit accumulated during the development stage                 (1,614,054)       (1,871,550)
                                                                   -----------       -----------

         Total stockholders' equity                                    128,487            (2,871)
                                                                   -----------       -----------

                                                                   $   384,258           252,450
                                                                   ===========       ===========

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                Three and six months ended June 30, 2000 and 1999
                                   (unaudited)

                                         THREE MONTHS     THREE MONTHS   SIX MONTHS       SIX MONTHS
                                            ENDED            ENDED          ENDED            ENDED
                                        JUNE 30, 2000    JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                         -----------      -----------     -----------      -----------
Revenues                                 $    48,492            8,253          80,642           20,661
                                         -----------      -----------     -----------      -----------

Cost and expenses:
  Product development and marketing          118,837           87,947         219,790          158,273
  General and administrative                  51,045           69,723         118,348          127,281
                                         -----------      -----------     -----------      -----------

         Total costs and expenses            169,882          157,670         338,138          285,554
                                         -----------      -----------     -----------      -----------

Interest income                                   --               --              --               --
                                         -----------      -----------     -----------      -----------

         Net loss                        $ (121,390)         (149,417)       (257,496)        (264,893)
                                         ===========      ===========     ===========      ===========

Weighted average shares outstanding       33,511,903       33,242,509      33,500,194       33,164,302
                                         ===========      ===========     ===========      ===========

Net loss per share                       $    (0.004)          (0.004)         (0.008)          (0.008)
                                         ===========      ===========     ===========      ===========

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                 For the six months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                         SIX MONTHS      SIX MONTHS
                                                           ENDED            ENDED
                                                        JUNE 30, 2000   JUNE 30, 1999
                                                        -------------   -------------
Cash flows from operating activities:
 Net loss                                                $(257,496)       (264,893)
 Adjustments to reconcile net loss to net cash used
   Depreciation and amortization                            20,524           9,812
   Change in operating assets and liabilities:
     Accounts payable                                       (4,213)        (50,837)
     Accrued expenses                                        3,763          43,218
     Inventory                                              (1,845)         (1,307)
     Other current assets                                  (17,832)         (4,142)
                                                         ---------       ---------

         Net cash used in operating activities            (257,099)       (268,149)
                                                         ---------       ---------

Cash flows from investing activities:
 Purchase of property and equipment                        (22,325)        (39,645)
                                                         ---------       ---------

         Net cash used in investing activities             (22,325)        (39,645)
                                                         ---------       ---------

Cash flows from financing activities:
 Proceeds from issuance of common stock                    130,903         388,830
 Stock issuance cost                                        (4,765)         (8,516)
 Proceeds from issuance of note payable                       --              --
                                                         ---------       ---------

         Net cash provided by financing activities         126,138         380,314
                                                         ---------       ---------

         Net increase (decrease) in cash                  (153,286)         72,520

Cash at beginning of period                                216,185          54,971
                                                         ---------       ---------

Cash at end of period                                    $  62,899         127,491
                                                         =========       =========

Supplemental disclosure of cash flow information

   Cash paid for:
     Taxes                                               $    --              --
                                                         =========       =========
     Interest                                            $    --              --
                                                         =========       =========

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


(1)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

     The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and results of operations and cash flows for three and six month periods ended June 30, 2000 and 1999. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)  REVENUE RECOGNITION

     The Company recognizes revenue upon shipment of product and upon provision of related consulting and installation services.

(3)  INVENTORIES

     Inventories at June 30, 2000 and December 31, 1999 consist of finished products and equipment.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


     LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $(143,127) at June 30, 2000 compared to $(9,968) at December 31, 1999. Cash amounted to $62,899 at June 30, 2000, as compared to $216,185 at December 31, 1999. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the six months ended June 30, 2000 and 1999 was $(257,099) and $(268,149), respectively, primarily as a result of the Company's net losses. For the six months ended June 30, 2000 and 1999, cash was provided primarily by additional stock issuances. During the six months ended June 30, 2000 and 1999, cash was used in investing activities to acquire additional property and equipment.

     As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of Company stock.

     RESULTS OF OPERATIONS

     The Company's operations to date have been devoted primarily to product development and marketing, raising capital and administrative activities. However, revenues through June 30, 2000 increased substantially over the same period in 1999. For the six months ended June 30, 2000, product development and marketing expenses have increased approximately 38% over the corresponding period of the prior year as the Company's products are now more aggressively marketed and sold to an increasing customer base. As expected, general and administrative expenses have decreased over this period as a percentage of total costs and expenses. Management's primary goal for the remainder of 2000 is to focus on providing increased consulting services and consummating product sales and service agreements with the Company's customer base.

     Operations for the six months ended June 30, 2000 resulted in a net loss of $257,496 as compared to a net loss of $264,893 for the corresponding period of the prior year. Since inception, the Company has incurred research and development costs equal to approximately 50% of total product development and marketing costs.

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

Item 3.    DEFAULTS UPON SENIOR SECURITIES:                          None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:      None

Item 5.    OTHER INFORMATION:                                        None

Item 6.    Exhibits and Reports on Form 8-K:

           (a) Exhibits:
               27 Financial Data Schedule (SEC use only)

           (b) During the quarter ended June 30, 2000 no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            MOBILE AREA NETWORKS INC.



AUGUST 13, 2000                            /s/ GEORGE WIMBISH
-----------------------                    ----------------------------
Date                                       George Wimbish
                                           Director, Chairman and President

                                  EXHIBIT LIST

EXHIBIT
NUMBER                  DESCRIPTION
--------                -----------

27              Financial Data Schedule (for SEC use only)