Form 10QSB
period 2000-09-30
MOBILE AREA NETWORKS INC
filed 2000-11-14
CIK 1029454

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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
(Issuer's telephone Number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       Yes  X   No
                                                                   -----   -----

Shares of Common Stock outstanding at September 30, 2000 - 33,590,353

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

                     Balance Sheets
                        September 30, 2000 (Unaudited)
                           and December 31, 1999                        2

                     Statements of Operations
                       Three and nine months ended
                         September 30, 2000 (Unaudited) and
                         September 30, 1999 (Unaudited)                 3

                     Statements of Cash Flows
                       Nine months ended
                         September 30, 2000 (Unaudited) and
                         September 30, 1999 (Unaudited)                 4

                     Notes to Financial Statements (Unaudited)          5

           Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations    6

PART II.             OTHER INFORMATION                                  7

                          MOBILE AREA NETWORKS, INC.

                                Balance Sheets

                                    Assets
                                    ------

                                                                                     September 30,
                                                                     December 31,        2000
                                                                         1999         (unaudited)
                                                                    -------------    -------------
Current assets:
      Cash                                                           $   216,185           20,117
      Inventory                                                           23,947           25,792
      Other current assets                                                 5,671           21,697
                                                                    -------------    -------------

                   Total current assets                                  245,803           67,606
                                                                    -------------    -------------

Property and equipment, net                                              132,347          126,172

Intangible assets, net of accumulated amortization of $9,150               6,108            3,822
                                                                    -------------    -------------

                                                                     $   384,258          197,600
                                                                    =============    =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
      Accounts payable                                               $    15,771           10,115
      Accrued expenses                                                   240,000          243,275
                                                                    -------------    -------------

                   Total current liabilities                             255,771          253,390
                                                                    -------------    -------------

Stockholders' equity:
      Common stock, no par value, authorized 50,000,000 shares,
        issued and outstanding 33,486,035 and 33,590,353 shares        1,742,541        1,970,329
      Deficit accumulated during the development stage                (1,614,054)      (2,026,119)
                                                                    -------------    -------------

                   Total stockholders' equity                            128,487          (55,790)
                                                                    -------------    -------------

                                                                     $   384,258          197,600
                                                                    ============     =============

See accompanying notes to financial statements.

                          MOBILE AREA NETWORKS, INC.

                           Statements of Operations

            Three and nine months ended September 30, 2000 and 1999
                                  (unaudited)

                                                    Three months    Three months      Nine months      Nine months
                                                       ended            ended            ended            ended
                                                   September 30,    September 30,    September 30,    September 30,
                                                        2000             1999             2000             1999
                                                   --------------   --------------   --------------   --------------

Revenues                                            $     27,610            6,069          108,252           26,730
                                                   --------------   --------------   --------------   --------------

Cost and expenses:
       Product development and marketing                 118,416           96,347          338,206          254,620
       General and administrative                         63,763           77,482          182,111          204,763
                                                   --------------   --------------   --------------   --------------

                   Total costs and expenses              182,179          173,829          520,317          459,383
                                                   --------------   --------------   --------------   --------------

Interest income                                                -                -                -                -
                                                   --------------   --------------   --------------   --------------

                   Net loss                         $   (154,569)        (167,760)        (412,065)        (432,653)
                                                   ==============   ==============   ==============   ==============

Weighted average shares outstanding                   33,552,353       33,416,112       33,538,194       33,240,639
                                                   ==============   ==============   ==============   ==============

Net loss per share                                  $     (0.005)          (0.005)          (0.012)          (0.013)
                                                   ==============   ==============   ==============   ==============

See accompanying notes to financial statements.

                          MOBILE AREA NETWORKS, INC.

                           Statements of Cash Flows

             For the nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                   Nine Months        Nine Months
                                                                     Ended              Ended
                                                                  September 30,      September 30,
                                                                      2000               1999
                                                                 ---------------    ---------------
Cash flows from operating activities:
   Net loss                                                        $(412,065)          (432,653)
   Adjustments to reconcile net loss to net cash used
        Depreciation and amortization                                 30,786             18,475
        Change in operating assets and liabilities:
             Accounts payable                                         (5,656)           (50,794)
             Accrued expenses                                          3,275             51,861
             Inventory                                                (1,845)            (2,604)
             Other current assets                                    (16,026)             6,216
                                                                  ------------       ------------

                  Net cash used in operating activities             (401,531)          (409,499)
                                                                  ------------       ------------

Cash flows from investing activities:
   Purchase of property and equipment                                (22,325)           (39,644)
                                                                  ------------       ------------
                 Net cash used in investing activities               (22,325)           (39,644)
                                                                  ------------       ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                            232,654            568,598
   Stock issuance cost                                                (4,866)            (9,535)
   Repayment of note payable                                               -            (20,000)
                                                                  ------------       ------------
                 Net cash provided by financing activities           227,788            539,063
                                                                  ------------       ------------
                 Net increase (decrease) in cash                    (196,068)            89,920

Cash at beginning of period                                          216,185             54,971
                                                                  ------------       ------------
Cash at end of period                                              $  20,117            144,891
                                                                  ============       ============
Supplemental disclosure of cash flow information

     Cash paid for:
          Taxes                                                    $       -                  -
                                                                  ============       ============
          Interest                                                 $       -                  -
                                                                  ============       ============

See accompanying notes to financial statements.

                          MOBILE AREA NETWORKS, INC.

                         Notes to Financial Statements


(1) Presentation of Unaudited Financial Statements
    ----------------------------------------------

    The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and results of operations and cash flows for three and nine month periods ended September 30, 2000 and 1999. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2) Revenue Recognition
    -------------------

    The Company recognizes revenue upon shipment of product and upon provision of related consulting and installation services.

(3) Inventories
    -----------

    Inventories at September 30, 2000 and December 31, 1999 consist of finished products and equipment.

(4) Registration of Securities

    On February 16, 1999 the Company's registration statement covering the registration of 5,000,000 shares of common stock was declared effective by the United States Securities and Exchange Commission. Provisions of the registration statement include a maximum offering price of $6.00 per unit resulting in maximum gross proceeds of $30,000,000.

    The Securities are being sold on a best efforts, no minimum amount basis. The offering will expire nine months after the effective date unless updated or terminated sooner. The proceeds from the offering will be used primarily to fund the deployment of its communications network infrastructure, software development or possible acquisition thereof, and marketing.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

Working capital amounted to $(185,784) at September 30, 2000 compared to $(9,968) at December 31, 1999. Cash amounted to $20,117 at September 30, 2000, as compared to $216,185 at December 31, 1999. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the nine months ended September 30, 2000 and 1999 was $(401,531) and $(409,499), respectively, primarily as a result of the Company's net losses. For the nine months ended September 30, 2000 and 1999, cash was provided primarily by additional stock issuances. During the nine months ended September 30, 2000 and 1999, cash was used in investing activities to acquire additional property and equipment.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of Company stock.

Results of Operations
---------------------

The Company's operations to date have been devoted primarily to product development and marketing, raising capital and administrative activities. However, revenues through September 30, 2000 increased substantially over the same period in 1999. For the nine months ended September 30, 2000, product development and marketing expenses have increased approximately 33% over the corresponding period of the prior year as the Company's products are now more aggressively marketed and sold to an increasing customer base. As expected, general and administrative expenses have decreased over this period as a percentage of total costs and expenses. Management's primary goal for the remainder of 2000 is to focus on providing increased consulting services and consummating product sales and service agreements with the Company's customer base.

Operations for the nine months ended September 30, 2000 resulted in a net loss of $412,065 as compared to a net loss of $432,653 for the corresponding period of the prior year. Since inception, the Company has incurred research and development costs equal to approximately 50% of total product development and marketing costs.

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

Item 3.           Defaults Upon Senior Securities:            None
                  -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders:  None
                  ---------------------------------------------------

Item 5.           Other Information:                          None
                  -----------------

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)   Exhibits:                             None

                  (b) During the quarter ended September 30, 2000 no report on Form 8-K was filed or required to be filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                             MOBILE AREA NETWORKS INC.


11/14/2000                                   /s/ George Wimbish
--------------------                         --------------------------------
Date                                         George Wimbish
                                             Director, Chairman and President