Form 10KSB40
period 2000-12-31
MOBILE AREA NETWORKS INC
filed 2001-03-30
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.
         --------------------------------------------

         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

COMMISSION FILE NUMBER:  333-18439
----------------------------------

                           MOBILE AREA NETWORKS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


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


                                  407-333-2350
                           ---------------------------
                           (Issuer's telephone Number)

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

                           [X] Yes          [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.   $134,872

The registrant has not authorized non-voting common equity and as of December 31, 2000 33,590,353 shares of the registrant's voting common stock were outstanding and held by non-affiliates. At December 31, 2000, the Company's stock had been cleared for trading by the NASD but the Company opted to delay the commencement of trading due to market conditions.

Shares of Common Stock, no par value outstanding at December 31, 2000:
33,590,353

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

The Company started operations in Heathrow, Florida to develop its MOBILAN(R) brand of broadband, high speed (T-1) wireless Internet service for travelers and other business users of laptop computers. The Company has operated demonstration systems for proof-of-concept service at high profile properties such as the Westin hotel in Waltham (Boston), Massachusetts, the Marriott Evergreen conference resort in Stone Mountain, Georgia, the Sheraton Orlando North in Maitland, Florida, and the Radisson hotel in uptown Orlando, Florida. From its wireless LANs (local area networks) at hotels, office buildings, convention centers, or other locations, the Company routes data traffic through a broadband high speed data line or a wireless broadband data link which terminates at the Company's operations center in Heathrow, Florida. The circuit to the Mobile Area Networks center, whether by wireless or fiber optics is a private data circuit and is not routed through the insecure public Internet. At its mobiLAN(R) network center Mobile Area Networks can direct data traffic onto the Internet or through a private connection commonly known as a VPN (virtual private network) directly to a user's corporate LAN connection. The concept was installed and successfully operating at the Westin hotel site since March of 1997 until the Company discontinued that site at year end 2000. The service provided by mobiLAN(R) does not operate through telephone lines and therefore saves hotel owners the expense of adding extra telephone trunk lines and hotel PBX upgrades for laptop computer owners to use for their Internet connections. Mobile Area Networks provisions a data line or wireless broadband link to the hotel or other property and routes the data traffic to its operations center, and the Company conceals wireless transmitters throughout the hotel properties through which the laptop user receives a data connection.

Upon adequate funding the Company also intends to provision wide area broadband wireless data coverage into communities for business subscribers who need high speed Internet access and who may not have other means of high speed data service. This may be accomplished by placing transmitters on or into tall buildings, on towers, or other high elevation platforms. At any location where the Company has transmitters, laptop computers, desktop computers, or other newer and smaller devices can obtain wireless access to the mobiLAN(R) network and therefore into the internet. Wherever the Company has data connections Mobile Area Networks has wirelessly provisioned public Internet stations, which are commonly known as Internet kiosks. These stations allow travelers or others to send and receive e-mail or obtain other Internet services by use of a credit card or in some locations to obtain free access which may be advertiser supported. Currently the traveler pays the hotel a daily fee for use of the wireless device provided by Mobile Area Networks, but as more properties are on line, travelers will be solicited to pay a monthly user fee to have access to all mobiLAN(R) equipped properties, which could include hotels, office buildings, convention centers, restaurants, airports, convenience stores, or even the travelers' home location. The Company is also planning to provision entire communities for broadband wireless Internet service which could also be accessed by the monthly fee-paying client. This fee concept is similar to the cell phone industry. The Company has now established revenue share agreements with the hotels where systems are in place and is now receiving limited revenue from those systems. There is no certainty that these systems will at any time become profitable unless the Company is successful in its efforts to recruit monthly fee based clients and to obtain funds for expanding its' service locations.

The Company has begun to market its concept of CAI (computer assisted instruction) for use at any type of business that can take advantage of remote training or group training whether Internet related or not. This system is useful for setting up wireless laptop computers at (for example) a newly opening restaurant for new employee training sessions before or after opening hours. Any number of users can be on the system at the same time, and all the equipment is removed to the back room before opening time. No cable or equipment is left on the tables or across the floor. Also the employees are able during a slow time of the day, to open the laptop and study without interrupting others. The Company may begin renting out these wirelessly equipped laptop computers which could then be moved to other locations as needed. This service may also include videoconference services that the Company can provide from laptop to laptop and from property to property on the Company's network. Another value added service offered by the Company is interconnectivity for the client with multiple properties. The client may have a managed data network through the Mobile Area Networks' data line when one connects to each property.

The Company provisions its' wireless Internet system for the servicing of its hotel and office building connection sites, which then allows the Company to market traditional Internet services through that same network such as web site development and hosting.

In addition to these services the Company also develops business to business electronic commerce systems and hosted applications software for ASP (applications service provider or active service page). The Company intends to develop or acquire automated web page software solutions that can be marketed on the internet. This software activity has produced limited revenue and has helped defray some of the substantial overhead associated with operating the Company's network center. There are competitors to the Company in all areas of its markets and there can be no assurances that the Company can compete with other much larger and very highly capitalized companies.

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

The Company has a publicly announced supplier partnership arrangement with Symbol Technologies for joint marketing and supply. However, this is not an exclusive supplier agreement and the Company is not dependent upon any single source for any of its required hardware or equipment. The Company is not aware of any required government approval for any of its services, but should this need arise there is no reason for the Company to believe that it would not be able to obtain the same. The Company estimates that it has expended approximately $450,000 on research and development during the past three years, the cost of which has been borne by investors in the Company. The Company is unaware of any environmental issues that may impact the Company or its services.

The Company has a total of six full time employees including its President. In addition there are five part time consultants available to the Company, for a total of 11 employees. The Company also has marketing arrangements with outside persons on a commission only basis.


ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases approximately 2500 square feet of office and network operations space under a lease expiring in March 2003 with annual lease payments of approximately $25,000 per year after consideration for the Company's providing funding for the build-out of the facilities. The Company also paid for the installation of fiber optic cable into its network center. As of December 31, 2000 all office equipment and furnishings, Internet servers, network routers, wireless transmitters, public Internet devices, and other equipment used at the Company headquarters and at demonstration sites are owned outright and without leases. It is anticipated that with funding the Company may obtain additional office space and is exploring potential sites.

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


ITEM 3. LEGAL PROCEEDINGS.

During the year 2000 the Company filed a lawsuit against a former employee, Thomas J. Mead and co-defendant OLM, LLC, seeking an injunction to prevent the defendants from soliciting customers of the Company which were known to Mead while he was employed by Mobile Area Networks, Inc. At the end of the year 2000 a settlement had been agreed to by the Company and Mead. The co-defendant, OLM, LLC, had not agreed to this settlement at year end 2000 but discussions were ongoing with the Company's legal counsel and OLM. The Company believes the ongoing case does not materially adversely effect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None - not applicable.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On February 16, 1999 the Company's registration statement covering the registration of 5,000,000 shares of common stock was declared effective by the United States Securities and Exchange Commission (SEC). Provisions of the registration statement include a maximum offering price of $6.00 per share for projected gross proceeds of $30,000,000. The securities associated with the offering were sold on a best efforts, no minimum amount basis. As of December 31, 2000, the Company had sold and issued 100,103 shares of common stock under this offering, which was closed on November 24, 2000 in anticipation of being traded on the OTCBB system.

As of December 31, 2000 the Company had not commenced public trading for its securities.

The proceeds from the offering to date are being used primarily to fund the continuing deployment and operation of the Company's infrastructure and demonstration systems as well as for funding general operations and administrative activities of the Company. With adequate funding the Company may explore acquisition opportunities in order to grow the revenue base for the Company.

The remaining outstanding shares of the company, numbering 33,590,353 shares of the total authorized 50,000,000 shares, are restricted for sale under SEC Rule
144. A majority of these shares are owned by Company founders or insiders as reported in the Prospectus of the Company dated February 16, 1999 and in subsequent periodic reports, such shares being further restricted as to resale. The Company has no obligation or requirement to register any of the restricted shares for public sales. However, shares held for the required time period under Rule 144 could be sold by the owners of those shares who are not considered to be insiders or owners of control shares through broker transactions and with proper Form 144 documentation and filing.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and related notes which are contained herein in the following pages under Item 7.

Mobile Area Networks, Inc. is a "Development Stage Company" with very limited revenue from its announced market of hotels for roadwarriors. This limited revenue and the expense of installing systems into additional locations, makes the Company dependent upon proceeds from its sales of stock. The Company's operations to date have been devoted primarily to product development and marketing at its demonstration sites, raising capital, and administrative activities. For the year 2000 the Company experienced a $73,422 increase in revenue. The revenue reported was derived primarily from its systems in place as compared to one time sales, which is encouraging to management. The Company's cash position decreased from $216,185 at 1999 year end to $11,216 at year end 2000. Cash was used primarily for product development, marketing and administrative functions. Total liabilities of the Company increased approximately 19% for the year due to an increase in advances from shareholders and accrued expenses and amounts due vendors.

Product development and marketing costs decreased from $392,542 in 1999 to $368,225, due principally to reductions in employee salaries. General and administrative costs increased from $241,103 to $252,962, primarily due to losses recognized on the abandonment of property and equipment at demonstration installations.

Net assets and shareholder equity both decreased commensurate with the loss from operations, net of capital contributions. The net loss per share remained at $.02 for both 1999 and 2000. The Company's operating loss carryforwards are approximately $1,600,000 which translates into income tax potential savings advantages through the year 2020.

The Company's short term liquidity and capital needs have been satisfied primarily from the continuing sale of the Company's stock. The Company continues to seek the support of underwriters and market makers for the handling of its stock sales. The Company has engaged the services of Atlas Stock Transfer Corporation as its outside stock Registrar and Transfer Agent. Capital Access Bureau has been retained as the Company's shareholder communications firm.

Mobile Area Networks, Inc. continues to target the hotel market with its MOBILAN(R) brand of high speed wireless Internet service for users of laptop computers and maintains demonstration systems for proof of concept in service at high profile properties such as the Marriott Evergreen Conference Resort in Stone Mountain Georgia, the Sheraton Orlando North in Maitland Florida and the Radisson Hotel in Orlando, Florida. The Company has experienced user demand for its service, and many managers in hotels recognize the need for this service. However; while developing the business at the hotel chain level the Company also is pursuing the possibility of promoting its system into individual hotels properties one at a time to form a strategic footprint across the country. To this footprint the Company plans to add other types of locations that can be accessed by travelers with a wireless receiver and a laptop computer.

The Company has placed public Internet machines (kiosks) into hotels, airports and other various locations for proof of concept. From all of these locations subscribers may access the mobiLAN(R) wireless network which will be an added value to the business traveler whO will then have many more locations for their use while on the road. Added locations will lower the average cost per location for user fees and will lower resistance to user fees.

From its wireless LANs at hotels, office buildings and convention centers, the Company routes data traffic through a high speed data line commonly known as a T-1 circuit which terminates at the Company's network operations center. The circuit used by the Company to the network center is a private data line and is not the public Internet. Maintaining these private data lines to each property is a major overhead expense to the Company even though the Company now works with more than one data carrier and continues to obtain more favorable terms for these lines. One difficulty in exploiting the hotel market is that even though the hotels may take advantage of some of the valued services of the Company, including access to the Internet for in house employees, video training, data networking between properties, and other uses, but the hotel managers may be reluctant to commit to paying for portions of the monthly line or overhead charges to the properties.

The Company will continue its marketing efforts geared toward the hotels and business travelers, while at the same time building its client base for traditional Internet and data services such as electronic commerce and other internet software services that can be accomplished with the infrastructure already in place at the Company, with very little additional overhead. Some of the additional services offered by the Company are wireless point of sale for restaurants and other businesses, Computer Assisted Instruction for groups of laptop or other computer users, data network support and applications service providing (ASP). The Company's management believes that for the long term the build out and owning of physical facilities assets such as Internet network server computers, data routers, and related software, by which the Company can support electronic commerce and other businesses, is more important than becoming a "virtual" company with only a web site or a domain name as a business.

ITEM 7. FINANCIAL STATEMENTS.

December 31, 2000 and 1999 (With Independent Auditors' Report Thereon)


                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                               INDEX TO FINANCIALS

Independent Auditors' Report.................................................F-2


Financial Statements:

         Balance Sheets......................................................F-3

         Statements of Operations............................................F-4

         Statements of Stockholders' Equity..................................F-5

         Statements of Cash Flows............................................F-6


Notes to Financial Statements................................................F-7

Parks, Tschopp, Whitcomb & Orr., P.A.
2600 Maitland Center Parkway, Suite 330
Maitland,  Florida 32751
Certified Public Accountants
Telephone: 407 875-2760
Fax: 407 875-2762




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Mobile Area Networks, Inc.:

We have audited the balance sheets of Mobile Area Networks, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the cumulative period from May 23, 1996 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Area Networks, Inc. (a development stage company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for the cumulative period from May 23, 1996 (date of inception) through December 31, 2000, in conformity with generally accepted accounting principles.

/s/ Parks, Tschopp, Whitcomb & Orr P.A.


March 19, 2001

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                           December 31, 2000 and 1999

                                     ASSETS
                                     ------

                                                                         2000              1999
                                                                     -----------       -----------
Current assets:
      Cash                                                           $    11,216           216,185
      Inventory                                                           35,752            23,947
      Other current assets                                                 9,259             5,671
                                                                     -----------       -----------

                   Total current assets                                   56,227           245,803
                                                                     -----------       -----------

Property and equipment, net (note 2)                                      77,189           132,347

Intangible assets, net of accumulated amortization of $12,202
      and $9,150                                                           3,056             6,108
                                                                     -----------       -----------

                                                                     $   136,472           384,258
                                                                     ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                               $    24,397            15,771
      Accrued expenses                                                   264,113           240,000
      Advances from stockholder (note 3)                                      --
                                                                                            16,000

                                                                     -----------       -----------

                   Total current liabilities                             304,510           255,771
                                                                     -----------       -----------

Stockholders' equity:
      Common stock, no par value, authorized 50,000,000 shares,
        issued and outstanding 33,590,353 and 33,486,035 shares        1,968,745         1,742,541
      Deficit accumulated during the development stage                (2,136,783)       (1,614,054)
                                                                     -----------       -----------

                   Total stockholders' equity                           (168,038)          128,487
                                                                     -----------       -----------

                                                                     $   136,472           384,258
                                                                     ===========       ===========

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                            Statements of Operations

                 Years ended December 31, 2000 and 1999 and the
          Cumulative period from May 23, 1996 through December 31, 2000

                                                                                       FOR THE PERIOD
                                                                                        MAY 23, 1996
                                                   YEAR ENDED         YEAR ENDED          THROUGH
                                                    DECEMBER           DECEMBER           DECEMBER
                                                    31, 2000           31, 1999           31, 2000
                                                  ------------       ------------       ------------
Revenue                                           $    134,872             61,450            277,604
                                                  ------------       ------------       ------------

Costs and expenses:

    Product development and marketing                  368,229            392,542          1,155,158

    General and administrative                         252,962            241,103          1,242,735
                                                  ------------       ------------       ------------

                    Total costs and expenses           621,191            633,645          2,397,893
                                                  ------------       ------------       ------------

Loss on disposition of fixed assets                     36,410                 --             36,410

Interest income                                             --              1,306             19,916
                                                  ------------       ------------       ------------

                    Net loss                      $   (522,729)          (570,889)        (2,136,783)
                                                  ============       ============       ============

Weighted average shares outstanding                 33,538,109         33,254,583         30,668,018
                                                  ============       ============       ============

Basic loss per share                              $      (0.02)             (0.02)             (0.07)
                                                  ============       ============       ============



See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

                 Years ended December 31, 2000 and 1999 and the period from May 23, 1996 (date of inception) through December 31, 2000

                                                                            STOCK                                  TOTAL
                                            COMMON STOCK                 SUBSCRIPTION       ACCUMULATED        STOCKHOLDERS'
                                      SHARES             AMOUNT           RECEIVABLE          DEFICIT             EQUITY
                                   ------------       ------------       ------------       ------------       ------------
Common stock issued in
     Exchange for services                5,000       $      1,000                 --                                 1,000

Common stock issued for cash         26,138,500            178,000             (2,300)                --            175,700

Stock issuance cost                          --             (5,091)                --                 --             (5,091)

Net loss                                                                                          (6,575)            (6,575)
                                   ------------       ------------       ------------       ------------       ------------

Balances at December 31, 1996        26,143,500            173,909             (2,300)            (6,575)           165,034

Common stock issued for cash          5,102,030            544,156              2,300                 --            546,456

Stock issuance cost                          --             (7,261)                --                 --             (7,261)

Net loss                                     --                 --                 --           (460,845)          (460,845)
                                   ------------       ------------       ------------       ------------       ------------

Balances at December 31, 1997        31,245,530            710,804                 --           (467,420)           243,386

Common stock issued for cash          1,777,600            274,950                 --                 --            274,950

Stock issuance cost                          --             (3,332)                --                 --             (3,332)

Net loss                                     --                 --                 --           (575,745)          (575,745)
                                   ------------       ------------       ------------       ------------       ------------

Balances at December 31, 1998        33,023,130            982,422                 --         (1,043,615)           (60,741)

Common stock issued for cash            462,905            770,738                 --                 --            770,738

Stock issuance cost                          --            (10,619)                --                 --            (10,619)

Net loss                                     --                 --                 --           (570,889)          (570,889)
                                   ------------       ------------       ------------       ------------       ------------

Balances at December 31, 1999        33,486,035          1,742,541                 --         (1,614,054)           128,487

Common stock issued for cash            104,318            232,654                 --                 --            232,654

Stock issuance cost                          --             (6,450)                --                 --             (6,450)

Net loss                                     --                 --                 --           (522,729)          (522,729)
                                   ------------       ------------       ------------       ------------       ------------

Balances at December 31, 2000        33,590,353       $  1,968,745                 --         (2,136,783)          (168,038)
                                   ============       ============       ============       ============       ============

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                 Years ended December 31, 2000 and 1999 and the period from May 23, 1996 (date of inception) through December 31, 2000

                                                                                               FOR THE PERIOD
                                                                                                MAY 23, 1996
                                                               YEAR ENDED       YEAR ENDED        THROUGH
                                                                DECEMBER         DECEMBER         DECEMBER
                                                                31, 2000         31, 1999         31, 2000
                                                               ----------       ----------       ----------
Cash flows from operating activities:
      Net loss                                                 $ (522,729)        (570,889)      (2,136,783)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                           38,744           39,744          116,477
           Loss on disposition of fixed assets                     36,410           36,410
           Change in operating assets and liabilities:
                Accounts payable                                    8,626          (55,582)          24,397
                Accrued expenses                                   24,113           42,000          264,113
                Inventory                                         (11,805)          (3,003)         (35,752)
                Other current assets                               (3,588)           3,666           (9,259)
                                                               ----------       ----------       ----------
                Net cash used in operating activities            (430,229)        (544,064)      (1,740,397)
                                                               ----------       ----------       ----------
Cash flows from investing activities:
      Patent acquisition costs                                         --               --          (15,258)
      Purchase of property and equipment                          (16,944)         (34,841)        (217,874)
                                                               ----------       ----------       ----------
                Net cash used in investing activities             (16,944)         (34,841)        (233,132)
                                                               ----------       ----------       ----------
Cash flows from financing activities:
      Proceeds from issuance of common stock                      232,654          770,738        2,001,497
      Stock issuance cost                                          (6,450)         (10,619)         (32,752)
      Advances from stockholder                                    16,000          (20,000)          16,000
                                                               ----------       ----------       ----------
                Net cash provided by financing activities         242,204          740,119        1,984,745
                                                               ----------       ----------       ----------
                                                                 (204,969)         161,214           11,216
Cash at beginning of period                                       216,185           54,971               --
                                                               ----------       ----------       ----------
Cash at end of period                                          $   11,216          216,185           11,216
                                                               ==========       ==========       ==========

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

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

         Operations of the Company through the date of these financial statements have been devoted primarily to product development and marketing, raising capital, administrative activities and deployment of communications network infrastructure and service demonstration systems. The Company's fiscal year-end is December 31.

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

(Continued)

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         (e) Intangible assets

             Intangible assets consist of patents which are amortized over their estimated useful life of five years using the straight line method.

         (f) Revenue Recognition

             Revenue is recognized as data communication and consulting services are provided or upon sale and/or installation of related computer hardware and software. The Company is presently operating in this one business segment within the United States and has generated minimal revenue through December 31, 2000.

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

             Development stage operations for the years ended December 31, 2000 and 1999 resulted in net operating losses. At December 31, 2000, the Company has net operating loss carryforwards of approximately $1,600,000 which will expire at various dates through 2020. A valuation allowance equal to the tax benefit of the net operating loss has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

         (h) Advertising Costs

             Advertising expenditures related to product presentation material and marketing efforts are expensed as incurred.

(Continued)

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         (i) Financial Instruments Fair Value

             The carrying amount reported on the balance sheet for cash, accounts payable, accrued expenses and advances from stockholder approximates fair value because of the immediate or short-term maturity of these financial instruments.

         (j) Basic Loss Per Common Share

             Basic loss per common share has been computed based upon the weighted average number of common shares outstanding during the period presented.

         (k) Use of Estimates

             Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (l) Reclassifications

             Certain prior year balances have been reclassified to conform with the 2000 presentation.

(2)  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 2000 and 1999:

                                                   2000          1999
                                                 --------      --------
            Office furniture and equipment       $ 43,091        82,795
            Computer equipment and software        76,516        84,878
            Leasehold improvements                 33,257        33,257
                                                 --------      --------
                                                  152,864       200,930
            Less accumulated depreciation          75,675        68,583
                                                 --------      --------

                                                 $ 77,189       132,347
                                                 ========      ========

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

(3)  ADVANCES FROM STOCKHOLDER

         Advances from stockholder were made to the Company for working capital purposes. The advances were non- interest bearing.

(4)  REGISTRATION OF SECURITIES

         On February 16, 1999 the Company's registration statement covering the registration of 5,000,000 shares of common stock was declared effective by the United States Securities and Exchange Commission. Provisions of the registration statement include a maximum offering price of $6.00 per unit resulting in maximum gross proceeds of $30,000,000.

         The securities associated with the offering were sold on a best efforts, no minimum amount basis. The proceeds from the offering, which was closed on November 24, 2000 in anticipation of OTCBB trading, were and continue to be used primarily to fund the deployment of the Company's communications network infrastructure and service demonstration systems. As of December 31, 2000, 100,103 shares of common stock had been sold in the public market at the $6.00 offering price less issue expenses.

(5)  SELECTED FINANCIAL DATA (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended Decembder 31, 2000 and 1999, respectively:

                                              QUARTER ENDED   QUARTER ENDED    QUARTER ENDED    QUARTER ENDED       YEAR ENDED
                                                MARCH 31,        JUNE 30,      SEPTEMBER 30,    DECEMBER 31,       DECEMBER 31,
                                                ---------        --------      -------------    ------------       ------------
                 2000
                 ----

Net revenues                                       $32,150          48,492            27,610         26,620               134,872
Net loss from operations                         (136,106)       (121,390)         (154,569)       (74,254)             (486,319)
Basic loss per share                               (0.004)         (0.004)           (0.005)        (0.003)               (0.020)
Weighted-average number of shares               33,497,744      33,511,903        33,552,353     33,545,231            33,538,109
issued and outstanding

                 1999
                 ----

Net revenues                                       $12,408           8,253             6,069         34,720                61,450
Net loss from operations                         (115,476)       (149,417)         (167,760)      (139,542)             (572,195)
Basic loss per share                               (0.003)         (0.004)           (0.005)        (0.004)               (0.020)
Weighted-average number of shares               33,078,475      33,242,509        33,416,112     33,335,348            33,254,583
issued and outstanding

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None -

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)  DIRECTORS AND EXECUTIVE OFFICERS:

At the present time, the Company's Board of Directors consists of three members. No other is nominated to join the Board at this time, but the Company expects to add to the Board in the near future.

GEORGE E. WIMBISH, age 57, is a founder of the Company and its concept, and has been a Director of the predecessor (Texas) Company since November 3, 1996, and Chairman, President and CEO since March 28, 1997. His term of office is yearly until a successor is chosen. His business experience for the past 5 years includes one years as a private investor and four years serving as the Company's Chief Executive Officer. Mr. Wimbish does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

DR. ROBERT M. GOOD, age 63, is a founder and has been a Director and Treasurer of the predecessor (Texas) Company since November 3, 1996. His business experience has been as a private investor in various ventures for the past 16 years. He is a licensed stockbroker, but does not participate as a broker in selling the Company's stock. Dr. Good operated a successful dental practice in Long Island, New York and sold the practice to achieve early retirement. Dr. Good has served as an officer of numerous companies. Dr. Good does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

DR. RUSSELL M. GRAHAM, M.D. age 42, has been a Director of the Company since November 1998. Dr. Graham has been a practicing Physician for more than the past 11 years. He is a Principal in a Clinical Research Company, and is a licensed pilot. Dr. Graham does not serve as a Director of any other reporting company. He resides in Altamonte Springs, Florida. Dr. Graham has introduced the Company to other business and Investment community leaders.

JERALD R. HOEFT, CPA, age 58, was appointed Chief Financial Officer in January, 2001. Mr. Hoeft has been a practicing CPA in the Orlando area since the end of 1998. Prior to 1999, he was in the financial services industry for over twenty-five years where he served as a chief financial officer and director for several leading public and privately-held companies. Mr. Hoeft does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

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

JAMES M. DAVIS: Part time consultant for wireless community internet services. Mr. Davis has an extensive background in wireless communications and has developed, licensed and built public safety communications systems. He has a Federal Communications Radiotelephone license with radar endorsement. He is a U.S. Customs technical investigator. Mr. Davis currently serves without salary, but has expressed his desire to join the Company full time when funded. He is currently testing wide area wireless for the Company into the town of Orange City, Florida.

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

MARK A. YINGLING: Hospitality Marketing Executive. Mr. Yingling joined the Company in 1998 upon opting for early retirement from the Seminole County Florida Sheriff's department. He has more than 11 years experience in Internet services and computer technology services including network management, Internet web design and hosting. Mr. Yingling has been very instrumental in provisioning and marketing services in the Company's hotel demonstration sites. He is a part-time consultant to the Company.

WILLIAM H. SMITH, PH.D: Dr. Smith holds a Ph.D. in Business Administration, he held the rank of Major in the US Army, and is a private pilot. Dr. Smith is associated with Florida Site Selectors, Inc. and is a resource to the Company in site selection for its system placements. He serves as a consultant to the Company without compensation.

*ANGEL MARTINEZ: Computer Analyst with vast knowledge and experience in software applications including database and Electronic Commerce systems. Mr. Martinez was an early private investor in the Company and has served as a volunteer technical resource since 1998. He became a full-time employee in January, 2000.

MS. BRENDA MCCLOUD: Ms. McCloud is an accounting and computer consultant who is President and CEO of her own company which specializes in computer training and hardware and software installations. She serves as a part time consultant to the Company

* Full time salaried employees, all others are independent consultants for fees or may provide services for possible future stock value.

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

ITEM 10. EXECUTIVE COMPENSATION.

The Company's current policy is that Directors serve without compensation. However; in the future, it may be in the Company's best interests to compensate Directors in a manner that will attract the most qualified people to serve on the Company's Board. Through December 31, 2000 the officers of the Company have served without compensation other than the allowance to acquire founders stock. The Company's management may determine when it is in the best interest of the Company to compensate officers. During 1998 and 1999, Mr. Wimbish's annual salary was $120,000, a portion of which has not been collected and remains in accrued expenses on the 1999 and 2000 balance sheets.


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

------------------------------------------------------------------------------------------------------------------------------------
(1)                                             (2)                     (3)                     (4)
NAME AND ADDRESS                                SHARES OWNED.           PERCENT                 PERCENT AFTER
OF OWNER.                                                               BEFORE OFFERING         SALES OF
                                                                        TOTAL SOLD.             MAXIMUM OFFERING.
------------------------------------------------------------------------------------------------------------------------------------
George E. Wimbish                               25,500,000(a)           76.31%                  66.37%
Director, Chairman, President, & CEO
1275 Lake Heathrow Lane (Suite 115)
Heathrow, Fl 32746

Dr. Robert M. Good                               2,150,000(a)            6.73%                   5.60%
Director, Secretary-Treasurer
1275 Lake Heathrow Lane (Suite 115)
Heathrow, Fl 32746

Dr. Russell M. Graham                              135,000(d)            0.40%                   0.35%
109 Camphor Tree Lane
Altamonte Springs, Fl. 32714
------------------------------------------------------------------------------------------------------------------------------------
Subtotal                                        27,790,000              83.48%                  72.32%

Other Private Shareholders                       5,630,230(b)           16.52%(c)               14.64%(c)

New Shareholders                                 5,000,000              -----                   13.04%
From Offering If All Sold
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                           38,415,230             100.00%                 100.00%

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

                           MOBILE AREA NETWORKS, INC.


               By:             /s/ GEORGE WIMBISH
                   --------------------------------------------
                                 George Wimbish
                                 President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

-----------------------------------------------------------------------------------------------------
SIGNATURE                               TITLE                                      DATE
-----------------------------------------------------------------------------------------------------
/s/ George Wimbish                      Director, Chairman, President,             March 28, 2001
------------------------------          Chief Executive.
George Wimbish


/s/ ROBERT M. GOOD                      Director,  Secretary-Treasurer.            March 28, 2001
------------------------------
Robert M. Good

/s/ JERALD R. HOEFT                     Chief Financial Officer                    March 28, 2001
------------------------------
Jerald R. Hoeft

/s/ RUSSELL M. GRAHAM                   Director                                   March 28, 2001
------------------------------
Russell M. Graham