Form 10QSB
period 2001-03-31
MOBILE AREA NETWORKS INC
filed 2001-05-10
CIK 1029454

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB



(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

(_)  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________________ to ____________________.

Commission file number 333-18439

                          Mobile Area Networks, Inc.
       -----------------------------------------------------------------
        (Exact Name of Small Business User as Specified in its Charter)

                 Florida                                    59-3482752
    --------------------------------               ---------------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization                       Identification No.)

1275 Lake Heathrow Lane, Suite 115, Heathrow, Florida                 32746
-----------------------------------------------------              ----------
(Address of Principal Executive Offices)                           (Zip Code)

407-333-2350
-----------------------------------------------------
(Issuer's telephone Number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes  X    No ____
                                                       -----

Shares of Common Stock outstanding at March 31, 2001- 33,590,353

                          MOBILE AREA NETWORKS, INC.

                                     Index


                                                                          Page
                                                                         Number
                                                                        --------
PART 1.             FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Balance Sheets
                     March 31, 2001 (Unaudited)
                      and December 31, 2000                                 3

                    Statements of Operations
                     Three months ended
                      March 31, 2001 (Unaudited) and
                       March  31, 2000 (Unaudited)                          4

                    Statements of Cash Flows
                     Three months ended
                      March 31, 2001 (Unaudited) and
                       March  31, 2000 (Unaudited)                          5

                    Notes to Financial Statements (Unaudited)               6

         Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          7

PART II.            OTHER INFORMATION                                       8

                          MOBILE AREA NETWORKS, INC.

                                Balance Sheets


                                                                                                               March 31,
                                                                                     December 31,                 2001
                                                                                         2000                 (Unaudited)
                                                                                     ------------            -------------
                                        Assets
                                        ------
Current assets:
      Cash                                                                           $     11,216                   6,568
      Inventory                                                                            35,752                  35,752
      Other current assets                                                                  9,259                   9,507
                                                                                     ------------             -----------
                   Total current assets                                                    56,227                  51,827
                                                                                     ------------             -----------

Property and equipment, net                                                                77,189                  70,214

Intangible assets, net of accumulated amortization of $12,202 and
           $12,966                                                                          3,056                   2,292
                                                                                     ------------             -----------
                                                                                     $    136,472                 124,333
                                                                                     ============             ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
      Accounts payable                                                               $     24,397                  40,253
      Accrued expenses                                                                    264,113                 273,763
      Advances from  stockholders                                                          16,000                  66,000

                                                                                     ------------             -----------
                   Total current liabilities                                              304,510                 380,016
                                                                                     ------------             -----------
Stockholders' equity:
      Common stock, no par value, authorized 50,000,000 shares,
        issued and outstanding 33,590,353 shares.                                       1,968,745               1,978,738
      Deficit accumulated during the development stage                                 (2,136,783)             (2,234,421)
                                                                                     ------------             -----------
                   Total stockholders' equity (deficit)                                  (168,038)               (255,683)
                                                                                      -----------             -----------
                                                                                      $   136,472                124,333
                                                                                      ===========             ===========

See accompanying notes to financial statements.

                          MOBILE AREA NETWORKS, INC.

                           Statements of Operations

                  Three months ended March 31, 2001 and 2000
                                  (unaudited)




                                                             Three Months        Three Months
                                                                Ended               Ended
                                                               March 31,           March 31,
                                                                 2001                2000
                                                             -----------         ------------
Revenues                                                     $     5,834              32,150
                                                             -----------         -----------

Cost and expenses:
       Product development and marketing                          47,318             100,953
       General and administrative                                 56,153              67,303
                                                             -----------         -----------
                   Total costs and expenses                      103,471             168,256
                                                             -----------         -----------
                   Net loss                                  $   (97,637)           (136,106)
                                                             ===========         ===========
Weighted average shares outstanding                           33,590,353          33,497,744
                                                             ===========         ===========
Net loss per share                                           $    (0.003)             (0.004)
                                                             ===========         ===========

See accompanying notes to financial statements.

                          MOBILE AREA NETWORKS, INC.

                           Statements of Cash Flows

                  Three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                                                            Three Months           Three Months
                                                                                                Ended                 Ended
                                                                                              March 31,              March 31,
                                                                                                 2001                  2000
                                                                                             -----------            ----------
Cash flows from operating activities:
   Net loss                                                                                  $  (97,637)             (136,106)
   Adjustments to reconcile net loss to net cash used
        Depreciation and amortization                                                             7,864
                                                                                                                       10,262
        Change in operating assets and liabilities:
             Accounts payable                                                                    15,855                 7,910
             Accrued expenses                                                                     9,650                 3,762
             Inventory                                                                                0                  (600)
             Other current assets                                                                  (249)               (8,411)
                                                                                             ----------             ---------
                  Net cash used in operating activities                                         (64,517)             (123,183)
                                                                                             ----------             ---------

Cash flows from investing activities:
   Purchase of property and equipment                                                              (124)              (22,326)
                                                                                             ----------             ---------
                 Net cash used in investing activities                                             (124)              (22,326)
                                                                                             ----------             ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                                        11,028               101,504
   Stock issuance cost                                                                           (1,035)
                                                                                                                       (4,904)
   Advances from stockholder                                                                     50,000                     -
                                                                                             ----------             ---------
                 Net cash provided by financing activities                                       59,993                96,600
                                                                                             ----------             ---------

                 Net increase (decrease) in cash                                                 (4,648)              (48,909)

Cash at beginning of period                                                                      11,216               216,185
                                                                                             ----------             ---------
Cash at end of period                                                                        $    6,568               167,276
                                                                                             ==========             =========

Supplemental disclosure of cash flow information

     Cash paid for:
          Taxes                                                                              $        -                     -
                                                                                             ==========             =========
          Interest                                                                           $        -                     -
                                                                                             ==========             =========

See accompanying notes to financial statements.

                          MOBILE AREA NETWORKS, INC.

                         Notes to Financial Statements


(1)  Presentation of Unaudited Financial Statements
     ----------------------------------------------

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and results of operations and cash flows for three month periods ended March 31, 2001 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)  Revenue Recognition
     -------------------

The Company recognizes revenue upon shipment of product and upon provision of related consulting and installation services.

(3)  Inventories
     -----------

Inventories at March 31, 2001 and December 31, 2000 consist of finished products and equipment.

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

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------

Working capital amounted to $(328,189) at March 31, 2001 compared to $(248,283) at December 31, 2000. Cash amounted to $6,568 at March 31, 2001, as compared to $11,216 at December 31, 2000. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the three months ended March 31, 2001 and 2000 was $64,317 and $123,183, respectively, primarily as a result of the Company's net losses. For the three months ended March 31, 2001 and 2000, cash was provided primarily by additional stock issuances. During the three months ended March 31, 2001 and 2000, cash was used in investing activities to acquire additional property and equipment.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of Company stock.

Results of Operations
---------------------

The Company's operations to date have been devoted primarily to product development and marketing, raising capital and administrative activities.

Revenues decreased during the current period first quarter as compared with the year earlier period. For the three months ended March 31, 2001 revenues were $5,834 and for the three months ended March 31, 2000, revenues were $32,150. The decline related to management's decision to abandon certain product lines that were not providing sufficient gross margins to justify continuing support.

Product development and marketing expenses also decreased during the current period as compared with the year earlier first quarter. For the three months ended March 31, 2001, product development and marketing expenses were $47,318 which was 53% less than the $100,953 incurred for the three months ended March 31, 2000. The reduced expenses during the current period relate to reductions in staff and management's decision to explore alternative marketing strategies.

General and administrative expenses were $56,153 for the three months ended March 31, 2001 which was 16.6% less than the $67,303 incurred for the three months ended March 31, 2000. The reduced expense level relates principally to a smaller management team and revenue base.

Operations for the three months ended March 31, 2001 resulted in a net loss of $97,637 as compared with a net loss of $136,106 for the three months ended March 31, 2000.

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

Item 3.   Defaults Upon Senior Securities:                                 None
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders:             None
          ---------------------------------------------------

Item 5.   Other Information:                                               None
          -----------------

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:                                                   None

          (b) During the quarter ended March, 2001 no report on Form 8-K was filed or required to be filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                  MOBILE AREA NETWORKS INC.



May 9, 2001                  /s/ George Wimbish
------------------------         ---------------------------------
Date                             George Wimbish
                                 Director, Chairman and President