Form 10QSB
period 2001-06-30
MOBILE AREA NETWORKS INC
filed 2001-08-13
CIK 1029454

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

( ) Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________________ to ____________________.

Commission file number 333-18439

                           Mobile Area Networks, Inc.
     --------------------------------------------------------------------
        (Exact Name of Small Business User as Specified in its Charter)

            Florida                                      59-3482752
   -------------------------------            ---------------------------
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

1275 Lake Heathrow Lane, Suite 115, Heathrow, Florida                32746
-----------------------------------------------------            -------------
(Address of Principal Executive Offices)                          (Zip Code)

407-333-2350
-------------------------------------------------
(Issuer's telephone Number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes      X         No
                                            ------------       -----------

Shares of Common Stock outstanding at June 30, 2001- 35,932,903

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

           Item 1.        Financial Statements

                          Balance Sheets
                             June 30, 2001 (Unaudited)
                                and December 31, 2000                             3

                          Statements of Operations
                             Three and Six months ended
                                June 30, 2001 (Unaudited) and
                                 June 30, 2000 (Unaudited)
                                                                                  4

                          Statements of Cash Flows
                            Six months ended
                              June 30, 2001 (Unaudited) and
                                June 30, 2000 (Unaudited)                         5

                          Notes to Financial Statements (Unaudited)               6

           Item 2.        Management's Discussion and Analysis of
                            Financial Condition and Results of Operations         7

PART II.                  OTHER INFORMATION                                       8

                          MOBILE AREA NETWORKS, INC.
                         (A Development Stage Company)
                                Balance Sheets

                                           Assets
                                           ------
                                                                                                          June 30,
                                                                                 December 31,               2001
                                                                                     2000                (Unaudited)
                                                                              --------------------    ------------------
Current assets:
      Cash                                                                            $    11,216                 4,848
      Inventory                                                                            35,752                35,752
      Other current assets                                                                  9,259                 7,876
                                                                              -------------------     -----------------

                   Total current assets                                                    56,227                48,476
                                                                              -------------------     -----------------

Property and equipment, net                                                                77,189                63,114

Intangible assets, net of accumulated amortization of $12,202 and  $13,730                  3,056                 1,528
                                                                              -------------------     -----------------

                                                                                      $   136,472               113,118
                                                                              ===================     =================

                          Liabilities and Stockholders' Deficit
                          -------------------------------------
Current liabilities:
      Accounts payable                                                                $    24,397                39,643
      Accrued expenses                                                                    264,113               303,763
      Advances from  stockholders                                                          16,000                66,000
                                                                              -------------------     -----------------

                   Total current liabilities                                              304,510               409,406
                                                                              -------------------     -----------------
Stockholders' deficit:
      Common stock, no par value, authorized 50,000,000 shares,
        issued and outstanding 33,590,353 and 35,932,903 shares.                        1,968,745             2,022,758
      Deficit accumulated during the development stage                                 (2,136,783)           (2,319,046)
                                                                              -------------------     -----------------

                   Total stockholders' deficit                                           (168,038)             (296,288)
                                                                              -------------------     -----------------

                                                                                      $   136,472               113,118
                                                                              ===================     =================

See accompanying notes to financial statements.

                          MOBILE AREA NETWORKS, INC.
                         (A Development Stage Company)

                           Statements of Operations

               Three and Six months ended June 30, 2001 and 2000
                                  (Unaudited)

                                                         Three months        Three months        Six months         Six months
                                                             Ended              Ended              Ended               Ended
                                                           June 30,            June 30,           June 30,           June 30,
                                                             2001                2000               2001               2000
                                                       -----------------   -----------------  -----------------  ------------------
Revenues                                                     $     7,162             48,492             12,996              80,642
                                                       -----------------   -----------------  -----------------  ------------------

Cost and expenses:
       Product development and marketing                          38,771            118,837             86,089             219,790
       General and administrative                                 53,017             51,045            109,170             118,348
                                                       -----------------   ----------------   ----------------   -----------------

                   Total costs and expenses                       91,788            169,882            195,259             338,138
                                                       -----------------   ----------------   ----------------   -----------------

                   Net loss                                  $   (84,626)          (121,390)          (182,263)           (257,496)
                                                       =================   ================   ================   =================

Weighted average shares outstanding                           35,152,053         33,511,903         34,761,628          33,500,194
                                                       =================   ================   ================   =================

Basic and diluted loss per share                             $     (.002)             (.004)            (0.005)             (0.008)
                                                       =================   ================   ================   =================


See accompanying notes to financial statements.

                          MOBILE AREA NETWORKS, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows

                    Six months ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                              Six Months           Six Months
                                                                                 Ended               Ended
                                                                                June 30,            June 30,
                                                                                  2001                2000
                                                                           ----------------     ----------------
Cash flows from operating activities:
   Net loss                                                                   $ (182,263)            (257,496)
   Adjustments to reconcile net loss to net cash used
        Depreciation and amortization                                             15,728               20,524
        Change in operating assets and liabilities:
             Accounts payable                                                     15,246               (4,213)
             Accrued expenses                                                     39,650                3,763
             Inventory                                                                 0               (1,845)
             Other current assets                                                  1,383              (17,832)
                                                                       -----------------    -----------------
                  Net cash used in operating activities                         (110,256)            (257,099)
                                                                       -----------------    -----------------

Cash flows from investing activities:
   Purchase of property and equipment                                               (124)             (22,325)
                                                                       -----------------    -----------------
                 Net cash used in investing activities                              (124)             (22,325)
                                                                       -----------------    -----------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                         56,604              130,903
   Stock issuance cost                                                            (2,592)              (4,765)
   Advances from stockholders                                                     50,000                    -
                                                                       -----------------    -----------------

                 Net cash provided by financing activities                       104,012              126,138
                                                                       -----------------    -----------------

                 Net decrease in cash                                             (6,368)            (153,286)

Cash at beginning of period                                                       11,216              216,185
                                                                       -----------------    -----------------

Cash at end of period                                                         $    4,848               62,899
                                                                       =================    =================

Supplemental disclosure of cash flow information

     Cash paid for:
          Taxes                                                               $        -                    -
                                                                       =================    =================

          Interest                                                            $        -                    -
                                                                       =================    =================

See accompanying notes to financial statements.

                          MOBILE AREA NETWORKS, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements


(1)      Presentation of Unaudited Financial Statements
         ----------------------------------------------

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and results of operations and cash flows for the three and six month periods ended June 30, 2001 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Revenue Recognition
         -------------------

The Company recognizes revenue upon shipment of product and upon provision of related consulting and installation services.

(3)      Inventories
         -----------

Inventories at June 30, 2001 and December 31, 2000 consist of finished products and equipment.

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

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------

Working capital amounted to $(360,930) at June 30, 2001 compared to $(248,283) at December 31, 2000. Cash amounted to $4,848 at June 30, 2001, as compared to $11,216 at December 31, 2000. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the six months ended June 30, 2001 and 2000 was $110,256 and $257,099, respectively, primarily as a result of the Company's net losses. For the six months ended June 30, 2001 and 2000, cash was provided primarily by additional stock issuances and loans from stockholders. During the six months ended June 30, 2001 and 2000, cash was used in investing activities to acquire additional property and equipment.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of Company stock and loans from stockholders.

Results of Operations
---------------------

The Company's operations to date have been devoted primarily to product development and marketing, raising capital and administrative activities.

Revenues decreased during the current period as compared with the year earlier period. For the six months ended June 30, 2001 revenues were $12,996 and for the six months ended June 30, 2000, revenues were $80,642. The decline related to management's decision to abandon certain product lines, particularly, Internet Web Page Design, that was not providing sufficient gross margin to justify continuing support.

Product development and marketing expenses also decreased during the current period as compared with the year earlier six-month period. For the six months ended June 30, 2001, product development and marketing expenses were $86,089 which was 61% less than the $219,790 incurred for the six months ended June 30, 2000. The reduced expenses during the current period relate to reductions in staff and management's decision to explore alternative marketing strategies.

General and administrative expenses were $109,170 for the six months ended June 30, 2001, which was 7.8% less than the $118,348 incurred for the six months ended June 30, 2000. The reduced expense level relates principally to a smaller management team and revenue base.

Operations for the six months ended June 30, 2001 resulted in a net loss of $182,263 as compared with a net loss of $257,496 for the six months ended June 30, 2000.

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

Item 3.           Defaults Upon Senior Securities:                         None
                  -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders:     None
                  ---------------------------------------------------

Item 5.           Other Information:                                       None
                  -----------------

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)      Exhibits:                                       None

                  (b) During the quarter ended June 30, 2001 no report on Form 8-K was filed or required to be filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                              MOBILE AREA NETWORKS INC.



August  10, 2001
-----------------------------------           __________________________________
Date                                          George Wimbish
                                              Director, Chairman and President