Form 10QSB
period 2001-09-30
MOBILE AREA NETWORKS INC
filed 2001-11-08
CIK 1029454

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB


(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

( )   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________________ to ____________________.

Commission file number 333-18439

                          Mobile Area Networks, Inc.
            -------------------------------------------------------
        (Exact Name of Small Business User as Specified in its Charter)

              Florida                                     59-3482752
     -------------------------------                 ------------------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

1275 Lake Heathrow Lane, Suite 115, Heathrow, Florida           32746
--------------------------------------------------------     ------------
(Address of Principal Executive Offices)                      (Zip Code)

407-333-2350
--------------------------------------------------
(Issuer's telephone Number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes    X      No
                                                        ----------    ---------

Shares of Common Stock outstanding at September 30, 2001- 36,132,903

                          MOBILE AREA NETWORKS, INC.

                                     Index
                                                                       Page
                                                                      Number
                                                                      ------

PART 1.            FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Balance Sheets
                      September 30, 2001 (Unaudited)
                         and December 31, 2000                           3

                   Statements of Operations
                      Three and Nine months ended
                         September 30, 2001 (Unaudited) and
                          September 30, 2000 (Unaudited)                 4

                   Statements of Cash Flows
                     Nine months ended
                       September 30, 2001 (Unaudited) and
                         September 30, 2000 (Unaudited)                  5

                   Notes to Financial Statements (Unaudited)             6

         Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       7

PART II.           OTHER INFORMATION                                     8

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     Assets
                                     ------

                                                                                   September 30,
                                                                  December 31,         2001
                                                                     2000           (Unaudited)
                                                                  ------------    --------------
Current assets:
      Cash                                                         $    11,216             4,792
      Inventory                                                         35,752            35,752
      Other current assets                                               9,259            30,670
                                                                   -----------       -----------

                   Total current assets                                 56,227            71,214
                                                                   -----------       -----------

Property and equipment, net                                             77,189            56,014

Intangible assets, net of accumulated amortization of $12,202
   and $14,494                                                           3,056               764
                                                                   -----------       -----------

                                                                   $   136,472           127,992
                                                                   ===========       ===========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------
Current liabilities:
      Accounts payable                                             $    24,397            43,540
      Accrued expenses                                                 264,113           333,763
      Advances from  stockholders                                       16,000            66,000
                                                                   -----------       -----------

                   Total current liabilities                           304,510           443,303
                                                                   -----------       -----------
Stockholders' deficit:
      Common stock, no par value, authorized 50,000,000 shares,
        Issued and outstanding 33,590,353 and 36,132,903 shares.     1,968,745         2,052,121
      Deficit accumulated during the development stage              (2,136,783)       (2,367,432)
                                                                   -----------       -----------

                   Total stockholders' deficit                        (168,038)         (315,311)
                                                                   -----------       -----------

                                                                   $   136,472           127,992
                                                                   ===========       ===========

See accompanying notes to financial statements.

                          MOBILE AREA NETWORKS, INC.
                         (A Development Stage Company)

                           Statements of Operations

            Three and nine months ended September 30, 2001 and 2000
                                  (Unaudited)

                                              Three months      Three months   Nine months    Nine months
                                                 Ended            Ended           Ended         Ended
                                              September 30,    September 30,  September 30,  September 30,
                                                  2001             2000            2001          2000
                                            --------------    --------------  -------------  --------------
Revenues                                      $     40,645          27,610          53,641         108,252
                                              ------------    ------------    ------------    ------------
Cost and expenses:
       Product development and marketing            35,119         118,416         121,208         338,206
       General and administrative                   53,912          63,763         163,083         182,111
                                              ------------    ------------    ------------    ------------

                   Total costs and expenses         89,031         182,179         284,291         520,317
                                              ------------    ------------    ------------    ------------

                   Net loss                   $    (48,386)       (154,569)       (230,650)       (412,065)
                                              ============    ============    ============    ============

Weighted average shares outstanding             36,032,903      33,552,353      34,811,628      33,538,194
                                              ============    ============    ============    ============

Basic and diluted loss per share              $      (.001)          (.005)         (0.006)         (0.012)
                                              ============    ============    ============    ============

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                  Nine months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                  Nine months           Nine months
                                                                     Ended                 Ended
                                                                 September 30,         September 30,
                                                                      2001                 2000
                                                               -------------------  --------------------
Cash flows from operating activities:
   Net loss                                                           $ (230,650)             (412,065)
   Adjustments to reconcile net loss to net cash used
        Depreciation and amortization                                     23,592                30,786
        Change in operating assets and liabilities:
             Accounts payable                                             19,143                (5,656)
             Accrued expenses                                             69,650                 3,275
             Inventory                                                         -                (1,845)
             Other current assets                                        (21,411)              (16,026)
                                                               -------------------  --------------------
                 Net cash used in operating activities                  (139,676)             (401,531)
                                                               -------------------  --------------------

Cash flows from investing activities:
   Purchase of property and equipment                                       (124)              (22,325)
                                                               -------------------  --------------------
                 Net cash used in investing activities                      (124)              (22,325)
                                                               -------------------   -------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                 86,370               232,654
   Stock issuance cost                                                    (2,994)               (4,866)
   Advances from stockholders                                             50,000                     -
                                                               -------------------  --------------------

                 Net cash provided by financing activities               133,376               227,788
                                                               -------------------  --------------------

                 Net decrease in cash                                     (6,424)             (196,068)

Cash at beginning of period                                               11,216               216,185
                                                               -------------------  --------------------

Cash at end of period                                                 $    4,792                20,117
                                                               ===================  ====================

Supplemental disclosure of cash flow information

     Cash paid for:
             Taxes                                                    $        -                     -
                                                               ===================  ====================
             Interest                                                 $        -                     -
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

                           MOBILE AREA NETWORKS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


(1)      Presentation of Unaudited Financial Statements
         ----------------------------------------------

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and results of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Revenue Recognition
         -------------------

The Company recognizes revenue upon shipment of product and upon provision of related consulting and installation services.

(3)      Inventories
         -----------

Inventories at September 30, 2001 and December 31, 2000 consist of finished products and equipment.

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

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

Working capital amounted to $(372,089) at September 30, 2001 compared to $(248,283) at December 31, 2000. Cash amounted to $4,792 at September 30, 2001, as compared to $11,216 at December 31, 2000. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the nine months ended September 30, 2001 and 2000 was $139,676 and $401,531 respectively, primarily as a result of the Company's net losses. For the nine months ended September 30, 2001 and 2000, cash was provided primarily by additional stock issuances and loans from stockholders. During the nine months ended September 30, 2001 and 2000, cash was used in investing activities to acquire additional property and equipment and fund operations.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of Company stock and loans from stockholders.

Results of Operations
---------------------

The Company's operations to date have been devoted primarily to product development and marketing, raising capital and administrative activities.

Revenues increased 37% during the current quarter as compared with the year earlier period. For the nine months ended September 30, 2001 revenues were $53,641 and for the nine months ended September 30, 2000, revenues were $108,252. The increase in revenue for the current quarter resulted from the establishment of a new division, Learningport.com. Learningport.com, a division of Mobile Area Networks, Inc., is in the business of marketing and national distribution of on-line professional certification and continuing education courses to wholesale and individual users. For the three months ended September 30, 2001, the Learningport.com division had sales of $24,000.

The decline for the nine months related to management's decision, earlier in the year, to abandon certain product lines, particularly, Internet Web Page Design, that was not providing sufficient gross margin to justify continuing support.

Product development and marketing expenses decreased for both the three and nine month periods as compared with the year earlier results. For the nine months ended September 30, 2001, product development and marketing expenses were $121,208 which was 64% less than the $338,206 incurred for the nine months ended September 30, 2000. The reduced expenses during the current period relate to reductions in staff and management's decision to explore alternative product and marketing strategies.

General and administrative expenses were $163,083 for the nine months ended September 30, 2001, which was 10.4% less than the $182,111 incurred for the nine months ended September 30, 2000. The reduced expense level relates principally to a smaller management team and revenue base.

Operations for the nine months ended September 30, 2001 resulted in a net loss of $230,650 as compared with a net loss of $412,065 for the nine months ended September 30, 2000.

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

Item 3.    Defaults Upon Senior Securities:                            None
           -------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders:        None
           ---------------------------------------------------

Item 5.    Other Information:                                          None
           -----------------

Item 6.    Exhibits and Reports on Form 8-K:

           (a)  Exhibits:                                              None

           (b) During the quarter ended September 30, 2001 no report on Form 8-K was filed or required to be filed

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                               MOBILE AREA NETWORKS INC.



November 7, 2001                               /s/ George Wimbish
--------------------------                     --------------------------------
Date                                           George Wimbish
                                               Director, Chairman and President