Form 10KSB40
period 2001-12-31
MOBILE AREA NETWORKS INC
filed 2002-04-01
CIK 1029454

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.
                                    -----------------

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number:   333-18439
                          ---------


                          MOBILE AREA NETWORKS, INC.
                (Name of small business issuer in its charter)


             Florida                                   59-3482752
             -------                                   ----------
  (State or Other Jurisdiction of                   (I.R.S. Employer
  Incorporation or Organization)                   Identification No.)


1275 Lake Heathrow Lane, Suite 115, Heathrow, Florida                    32746
-----------------------------------------------------                    -----
(Address of Principal Executive Offices)                              (Zip Code)


                                 407-333-2350
                          (Issuer's telephone Number)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes _____No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.   $136,142

The registrant has not authorized non-voting common equity and as of December 31, 2001 36,132,903 shares of the registrant's voting common stock were outstanding and held by non-affiliates. At December 31, 2000, the Company's stock had been cleared for trading by the NASD but the Company opted to delay the commencement of trading until January 10, 2001 at which time its shares began trading on the OTCBB under the symbol "MANW".

Shares of Common Stock, no par value outstanding at December 31, 2001:
36,132,903

                                    PART I

Item 1. Description of Business.

Mobile Area Networks, Inc. is a development stage Company with minimal revenues and a limited operating history. The Company was incorporated in Florida on November 28, 1997 and became the successor in interest to a Texas corporation of the same name, effective as of January 1, 1998. The Texas corporation, formed May 22, 1996, transferred all right, title, and interests in and to its assets, over to the Company. Such transfer was made in exchange for the Company's issuance of stock to the Texas Company's shareholders on a five (5) for one (1) share basis. That is, each share of the previously outstanding stock was split up into five (5) shares of the Company's stock. The Management of the Company had previously decided to operate from Florida and therefore also decided to streamline its corporate operations and at the same time created more authorized shares for the corporation to use for funding and or acquisitions. This was accomplished without diluting the ownership of the then current owners of private shares.

The Company has not been a party to any bankruptcy proceedings.

The Company started operations in Heathrow, Florida to develop its mobiLAN(R) brand of broadband, high speed (T-1) wireless Internet service for travelers and other business users of laptop computers. From its wireless LANs (local area networks) at hotels, office buildings, convention centers, or other locations, the Company routes data traffic through a broadband high speed data line or a wireless broadband data link which terminates at the Company's operations center. The circuit to the Mobile Area Networks center, whether by wireless or fiber optics is a private data circuit and is not routed through the insecure public Internet. At its network center Mobile Area Networks can direct data traffic onto the Internet or through a private connection commonly known as a VPN (virtual private network) directly to a user's corporate LAN connection. The service provided by mobiLAN(R) does not operate through telephone lines and therefore saves hotel owners the expense of adding extra telephone trunk lines and hotel PBX upgrades for laptop computer owners to use for their Internet connections. Mobile Area Networks provisions a data line to the hotel or other property and routes the data traffic to its operations center, and the Company conceals wireless transmitters throughout the hotel properties through which the laptop user receives a data connection.

The Company installed demonstration systems and successfully operated service at such high profile properties as the Westin Hotel in Waltham (Boston), Massachusetts, the Marriott Evergreen Resort (conference center) in Stone Mountain (Atlanta), Georgia, the Sheraton Orlando North in Maitland, Florida and the Radisson Hotel in uptown Orlando, Florida. However, primarily because of the deterioration of economic conditions both regionally and nationally, as of December 31, 2001, only the Sheraton Orlando North service remains in continuous operation. Also, the Company experienced limited marketability due to restrained capital availability in the hospitality industry. Consequently, the Company has decided to devote more of its resources to other areas of its expertise where operating margins may be more substantial such as E-Learning through the Learningport.com(TM). These services are also known as Distance Learning, Online Training, or "IT" Certification Training. The mobiLAN(R) wireless service is currently being offered to a select market.

The Company has the expertise to provide wide area broadband wireless data coverage into communities for business subscribers who need high speed Internet access and who may not have other means of high speed data service. In the event that the Company may receive substantial capitalization, this service could be accomplished by placing transmitters on or into tall buildings, on towers, or other high elevation platforms. At any location where the Company may have transmitters, laptop computers, desktop computers, or other newer and smaller devices could obtain wireless access to the mobiLAN(R) network and therefore to the internet. The Company has previously wirelessly provisioned public Internet stations, which are commonly known as Internet kiosks. These stations allow travelers or others to send and receive e-mail or obtain other Internet services by use of a credit card or in some locations to obtain free access which may be advertiser supported. Potentially the traveler pays the hotel a daily fee for use of the wireless devices provided by Mobile Area Networks. The original plan by the Company was to provision large numbers of properties so that travelers could be solicited to pay a monthly user fee to have access to all mobiLAN(R) equipped properties which could include hotels, office buildings, convention centers, restaurants, airports, convenience stores, or even the travelers' home location. However, to date the Company has not been successful in these plans because of its inability to collect payments from hotels and the lack of sufficient capital to fund the properties by the Company. Although the Company established revenue sharing agreements with certain hotels where system installations provided limited revenue, the Company faced tremendous difficulty in collecting the fees and during 2001 the hotel market became even more difficult to fund. One such arrangement exists today, but there is no certainty that these systems will at any time become profitable unless the Company is successful in its efforts to recruit monthly fee based clients or to obtain funds from hotels by way of an improved revenue model.

In the year 1998 the Company registered the LearningPort.com(TM) name and began marketing the concept of CAI (computer assisted instruction) which is also known as E-Learning or Distance Learning solutions through its internet domain portal named LEARNINGPORT.COM(TM). After experiencing the downward slide of the hotel market, the Company began devoting more resources into the E-Learning market during 2001. In 2001, this segment of the business generated the majority of the Company's revenue for the year and with most of the infrastructure completed for servicing this market, the Company's management believes that this segment of the market should show substantial growth in the near term.

Almost any type of business and many individuals can take advantage of the E-learning service. For example, the Company can set up wireless laptop computers at a newly opening restaurant for new employee training sessions before or after business hours allowing any number of users to be on the system at the same time. Also the employees are able during a slow time of the day, to open the laptop and study without interrupting others. This setup can take advantage of either internet based or server based training applications. This service can also work very well for the corporate user with dozens or even hundreds of employees who need training. Mobile Area Networks, Inc.'s LEARNINGPORT(TM) is an aggregator of content from more than one source for the LEARNINGPORT.COM(TM) internet portal, and now has thousands of software skills, office skills, and technology training and certification courses, all of which can be offered as packages or individually.

Example 1, the technology or "IT" specialist can take a complete MCSE certification course either on-line or from CDs and books, all from LEARNINGPORT.COM(TM) and actually take a test for certification to enhance the individual's job resume.

Example 2, a Company with 100 employees needing training for using a word processor, spread sheet or other programs would need to either send the employees to a walk in classroom, bring in a training consultant and almost cripple the company's productivity, or the LEARNINGPORT(TM) can provide all the needed training over the internet for each user, or place a server at the client's location with all systems pre-loaded, including a LMS (learning management system) that tracks and reports the progress of each user.

Example 3, a company that markets its proprietary software such as a construction estimating or accounting package faces a tremendous barrier to market because it must send someone out to train the user of each package sold. LEARNINGPORT(TM) can custom develop and produce a product specific training program that can be shipped with the proprietary package, delivered over the internet, or sold as a CD based application. In either event, LEARNINGPORT(TM) is training the masses effectively, efficiently, and inexpensively.

Mobile Area Networks Inc. is currently developing a network of Membership Affiliates who may market the Company's E-Learning products and services worldwide.

The wireless technologies currently in use by the Company are the ISM (industrial scientific and medical) frequencies as defined by the FCC and do not currently require operation site licensing. It is not anticipated that this licensing ruling will change because there are many manufacturers committed to the use of these frequencies. However; there can be no guarantee that this will not change. The Company does have wireless engineers available to address this issue, as listed herein under part III 9(b).

The Company is not aware of any required government approval for any of its services, but should this need arise there is no reason for the Company to believe that it would not be able to obtain the approvals. The Company estimates that it has expended approximately $695,000 on research and development during the past four years, the cost of which has been borne by investors in the Company primarily with respect to the Company's MobiLAN(R) efforts. The Company is unaware of any environmental issues that may impact the Company or its services.

The Company has a total of six full time employees including its President. In addition there are five part time consultants available to the Company, for a total of 11 employees. The Company also has marketing arrangements with outside individuals on a commission only basis.

Item 2. Description of Property.

The Company leases approximately 2,500 square feet of office and network operations space under a lease expiring in August 2003 with annual lease payments of approximately $30,000 per year after consideration for the Company's providing funding for the build-out of the facilities. The Company also paid for the installation of fiber optic cable into its network center. As of December 31, 2001 all office equipment and furnishings, Internet servers, network routers, wireless transmitters, public Internet devices, and other equipment used at the Company headquarters and at demonstration sites are owned outright and without leases.

The Company owns the registered trademark "mobiLAN(R)", and claims copyright ownership of other creative and derivative works including, but not limited to the Learningport.com(TM) domain. On April 28, 1998 Mobile Area Networks, Inc. was granted U.S. Patent #5,745,884 which covers "System And Method For Billing Data Grade Network Use On A Per Connection Basis". There can be no guarantee of any tangible value for this patent, which is accounted for as an intangible asset on the balance sheet of the Company. The Company protects as "Trade Secrets" certain software processes and procedures used in network address procedures, bandwidth managing, and controlling access to its systems, as well as certain working arrangements with suppliers, consultants and clients.


Item 3. Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 4. Submission of Matters to a vote of Security Holders.

None - not applicable.

                                    PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

On February 16, 1999, the Company's registration statement covering the registration of 5,000,000 shares of common stock was declared effective by the United States Securities and Exchange Commission (SEC). Provisions of the registration statement include a maximum offering price of $6.00 per share for projected gross proceeds of $30,000,000. The securities associated with the offering were sold on a best efforts, no minimum amount basis. As of December 31, 2000, the Company had sold and issued 100,103 shares of common stock under this offering, which was closed on November 24, 2000 in anticipation of being traded on the OTCBB system.

On January 10, 2001, the Company's stock commenced public trading on the OTCBB system under the symbol MANW.

The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2001.

                                                  High                      Low
                                                  -----                     ---

               First Quarter                      5.375                     .25

               Second Quarter                       .90                     .29

               Third Quarter                        .61                     .20

               Fourth Quarter                       .25                     .07

The proceeds from the Company's stock sales to date have been and are being used primarily to fund the continuing deployment and operation of the Company's infrastructure and demonstration systems as well as for funding administrative activities and marketing programs of the Company. The Company is exploring acquisition opportunities in order to grow the revenue base for the Company from other business sectors which could take advantage of the Company's organization and infrastructure.

A majority of the Company's total outstanding shares, 36,132,903, are restricted for sale under SEC Rule 144. Total authorized shares are 50 million. Most of the outstanding shares are owned by Company founders or insiders as reported in the Prospectus of the Company dated February 16, 1999 and in subsequent periodic reports, such shares being further restricted as to resale. The Company has no obligation or requirement to register any of the restricted shares for public sales. However, shares held for the required time period under Rule 144 could under certain conditions be sold by the owners of those shares who are not considered to be insiders or owners of control shares when through broker transactions and with the proper Form 144 documentation and filing.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and related notes which are contained herein in the following pages under Item 7.

Mobile Area Networks, Inc. is a "Development Stage Company" with limited revenue from its identified divisions and their respective markets, both MobilAN(R) and Learningport.com(TM). This limited revenue and the expenses required for product development, makes the Company dependent upon proceeds from its sales of stock or from loans.

The Company's operations to date have been devoted primarily to product development, marketing, raising capital, and administrative activities. For the year 2001 the Company's revenues increased slightly from $134,872 in 2000 to $136,142 in 2001. The revenue reported for the current year was derived 26% from the mobiLAN(R) service and 74% from the Learningport.com(TM). The Company's cash position decreased from $11,216 at 2000 year end to $2,261 at year end 2001. Cash was used primarily for product development, marketing, and administrative functions. Total liabilities of the Company increased approximately 60% for the year due to an increase in advances from shareholders, accrued expenses and payables due to vendors.

Product development and marketing costs decreased from $368,229 in 2000 to $263,829, due principally to reductions in employee salaries in addition to reductions in internet data lines expenses. General and administrative costs decreased from $252,962 to $228,976, primarily due to smaller expenditures for contract labor as well as reductions in legal and professional services.

Net assets and shareholder equity both decreased commensurate with the loss from operations, net of capital contributions. The net loss per share was $.01 for the 2001 year and $.02 for the year 2000. The Company's operating loss carryforwards are approximately $2,000,000 which are recoverable as income tax savings through the year 2021.

The Company's short term liquidity and capital needs have been satisfied primarily from the continuing sale of the Company's stock and loans from shareholders. The Company continues to seek the support of underwriters and market makers for the handling of its stock sales. The Company has engaged the services of Atlas Stock Transfer Corporation as its outside stock Registrar and Transfer Agent.

Mobile Area Networks, Inc. continues to have a presence in the hotel market with its mobiLAN(R) brand of high speed wireless Internet service for users of laptop computers, and currently maintains demonstration systems for proof of concept in service at high profile properties such as the Marriott Evergreen Conference Resort in Stone Mountain Georgia, the Sheraton Orlando North in Maitland Florida and the Radisson Hotel in Orlando, Florida. Only the Sheraton Orlando North hotel continues to operate using the Company's service.

The Company has previously placed public Internet machines (kiosks) into hotels, airports and other various locations for proof of concept. From all of these locations subscribers could access the mobiLAN(R) wireless network. The Company has elected to withdraw from some of this market because of the tremendous maintenance overhead associated with this type of device.

From its wireless LANs at hotels, office buildings and convention centers, the Company routed data traffic through a high speed data line commonly known as a T-1 circuit which terminates at the Company's network operations center. The circuit used by the Company to the network center is a private data line and is not the public Internet. Maintaining these private data lines to each property is a major overhead expense to the Company even though the Company now works with more than one data carrier and continues to obtain more favorable terms for these lines. One difficulty in exploiting the hotel market is that even though the hotels may take advantage of some of the valued services of the Company, including access to the Internet for in house employees, video training, data networking between properties, and other uses, the hotel managers may be reluctant to commit to paying for portions of the monthly line or overhead charges to the properties.

The Company continues to have a presence in the hotel market while at the same time building its client base for traditional Internet and data services such as electronic commerce, the Learningport(TM), and other internet software services that can be accomplished with the infrastructure already in place at the Company, with very little additional cost. Some of the additional services offered by the Company are wireless point of sale for restaurants and other businesses, Computer Assisted Instruction and IT training software to individuals and companies.

Item 7. Financial Statements.

December 31, 2001 and 2000 (With Independent Auditors' Report Thereon)


                          MOBILE AREA NETWORKS, INC.
                         (A Development Stage Company)


                              Index to Financials


Independent Auditors' Report............................................     F-2


Financial Statements:

         Balance Sheets.................................................     F-3

         Statements of Operations.......................................     F-4

         Statements of Stockholders' Equity (Deficit)...................     F-5

         Statements of Cash Flows.......................................     F-6


Notes to Financial Statements...........................................     F-7

Parks, Tschopp, Whitcomb & Orr., P.A.
2600 Maitland Center Parkway, Suite 330
Maitland,  Florida 32751
Certified Public Accountants
Telephone: 407 875-2760
Fax: 407 875-2762


                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Mobile Area Networks, Inc.:

We have audited the balance sheets of Mobile Area Networks, Inc. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Area Networks, Inc. (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 5 to the financial statements, the Company has experienced net operating losses of $361,334 and $522,729 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, the Company continues to experience a working capital deficit and also has a stockholders' deficit of $2,498,117. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 5. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



s/Parks, Tschopp, Whitcomb & Orr P.A.


March 12, 2002
Maitland,  Florida

                          MOBILE AREA NETWORKS, INC.
                         (A Development Stage Company)

                                Balance Sheets

                          December 31, 2001 and 2000

                                                           Assets
                                                           ------
                                                                                         2001                    2000
                                                                                  ------------------      -------------------
Current assets:
      Cash                                                                        $            2,261                   11,216
      Inventory                                                                                    -                   35,752
      Other current assets                                                                     1,575                    9,259
                                                                                  ------------------      -------------------

                   Total current assets                                                        3,836                   56,227
                                                                                  ------------------      -------------------

Property and equipment, net (note 2)                                                          45,017                   77,189

Intangible assets, net of accumulated amortization of $15,258
      And $12,202                                                                                -                      3,056
                                                                                  ------------------      -------------------

                                                                                  $           48,853                  136,472
                                                                                  ==================      ===================

                                            Liabilities and Stockholders' Deficit
                                            -------------------------------------
Current liabilities:
      Accounts payable                                                            $           56,394                   24,397
      Accrued expenses                                                                       363,763                  264,113
      Advances from stockholders (note 3)                                                     66,000                   16,000
                                                                                  ------------------      -------------------

                   Total current liabilities                                                 486,157                  304,510
                                                                                  ------------------      -------------------

Stockholders' deficit:
      Common stock, no par value, authorized 50,000,000 shares,
        Issued and outstanding 36,132,903 and 33,590,353 shares.                           2,060,813                1,968,745
      Deficit accumulated during the development stage                                    (2,498,117)              (2,136,783)
                                                                                  ------------------      -------------------

                   Total stockholders' deficit                                              (437,304)                (168,038)
                                                                                  ------------------      -------------------

                                                                                  $           48,853                  136,472
                                                                                  ==================      ===================

See accompanying notes to financial statements.

                          MOBILE AREA NETWORKS, INC.
                         (A Development Stage Company)

                           Statements of Operations

                Years ended December 31, 2001 and 2000 and the
         Cumulative period from May 23, 1996 through December 31, 2001

                                                                                     For the Period
                                                                                      May 23, 1996
                                                  Year Ended      Year Ended            Through
                                                   December        December             December
                                                   31, 2001        31, 2000             31, 2001
                                                   --------        --------             --------

Revenue                                          $    136,142         134,872             413,747
                                                 ------------      ----------          ----------

Costs and expenses:

    Product development and marketing                 263,829         368,229           1,418,988

    General and administrative                        228,977         252,962           1,471,711
                                                 ------------      ----------          ----------

           Total costs and expenses                   492,806         621,191           2,890,699
                                                 ------------      ----------          ----------

Loss on disposition of fixed assets                     4,670          36,410              41,081

Interest income                                             -               -              19,916
                                                 ------------      ----------          ----------
           Net loss                              $   (361,334)       (522,729)         (2,498,117)
                                                 ============      ==========          ==========

Weighted average shares outstanding                35,447,266      33,538,109          32,270,242

                                                 ============      ==========          ==========

Basic loss per share                             $      (0.01)          (0.02)              (0.08)
                                                 ============      ==========          ==========

See accompanying notes to financial statements.

                          MOBILE AREA NETWORKS, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
                Years ended December 31, 2001 and 2000 and the
    period from May 23, 1996 (date of inception) through December 31, 2001

                                                                                Stock                                  Total

                                                   Common stock             Subscription        Accumulated        Stockholders'

                                              Shares          Amount         Receivable           Deficit        Equity (Deficit)
                                            ---------      -----------   ------------------   ---------------  --------------------
Common stock issued in

     Exchange for services                        5,000   $      1,000                  -                                   1,000

Common stock issued for cash                 26,138,500        178,000             (2,300)                 -              175,700

Stock issuance cost                                   -         (5,091)                 -                  -               (5,091)

Net loss                                                                                              (6,575)              (6,575)
                                            -----------    -----------   ----------------     --------------   ------------------
Balances at December 31, 1996                26,143,500        173,909             (2,300)            (6,575)             165,034

Common stock issued for cash                  5,102,030        544,156              2,300                  -              546,456

Stock issuance cost                                   -         (7,261)                 -                  -               (7,261)

Net loss                                              -              -                  -           (460,845)            (460,845)
                                            -----------    -----------   ----------------     --------------   ------------------
Balances at December 31, 1997                31,245,530        710,804                  -           (467,420)             243,386

Common stock issued for cash                  1,777,600        274,950                  -                  -              274,950

Stock issuance cost                                   -         (3,332)                 -                  -               (3,332)

Net loss                                              -              -                  -           (575,745)            (575,745)
                                            -----------    -----------   ----------------     --------------   ------------------
Balances at December 31, 1998                33,023,130        982,422                  -         (1,043,615)             (60,741)

Common stock issued for cash                    462,905        770,738                  -                  -              770,738

Stock issuance cost                                   -        (10,619)                 -                  -              (10,619)

Net loss                                              -              -                  -           (570,889)            (570,889)
                                            -----------    -----------   ----------------     --------------   ------------------
Balances at December 31, 1999                33,486,035      1,742,541                  -         (1,614,054)             128,487

Common stock issued for cash                    104,318        232,654                  -                  -              232,654

Stock issuance cost                                             (6,450)                 -                  -               (6,450)

Net loss                                              -              -                  -           (522,729)            (522,729)
                                            -------------------------------------------------------------------------------------
Balances at December 31, 2000                33,590,353      1,968,745                  -         (2,136,783)            (168,038)

Common stock issued for cash                  2,542,550         95,062                  -                                  95,062

Stock issuance cost                                             (2,994)                 -                                  (2,994)

Net Loss                                                                                -           (361,334)            (361,334)
                                          ---------------------------------------------------------------------------------------
Balances at December 31, 2001                36,132,903   $  2,060,813                  -         (2,498,117)            (437,304)

                                          ---------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                          MOBILE AREA NETWORKS, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows

                Years ended December 31, 2001 and 2000 and the
    Period from May 23, 1996 (date of inception) through December 31, 2001

                                                                                                             For the period
                                                                                                              May 23, 1996
                                                                    Year Ended         Year Ended               Through
                                                                     December           December                December
                                                                     31, 2001           31, 2000                31, 2001
                                                                   ------------       ------------          ----------------
Cash flows from operating activities:
      Net loss                                                     $   (361,334)          (522,729)               (2,498,117)
      Adjustments to reconcile net loss to net cash
        Used in operating activities:
           Depreciation and amortization                                 30,558             38,744                   147,035
           Loss on disposition of fixed assets                            4,670             36,410                    41,080
           Change in operating assets and liabilities:
                Accounts payable                                         31,997              8,626                    56,394
                Accrued expenses                                         99,650             24,113                   363,763
                Inventory                                                35,752            (11,805)                        -
                Other current assets                                      7,684             (3,588)                   (1,575)
                                                                   ------------       ------------          ----------------
                Net cash used in operating activities                  (151,023)          (430,229)               (1,891,420)
                                                                   ------------       ------------          ----------------
Cash flows from investing activities:
      Patent acquisition costs                                                -                  -                   (15,258)
      Purchase of property and equipment                                      -            (16,944)                 (217,874)
                                                                   ------------       ------------          ----------------
                Net cash used in investing activities                         -            (16,944)                 (233,132)
                                                                   ------------       ------------          ----------------
Cash flows from financing activities:
      Proceeds from issuance of common stock                             95,062            232,654                 2,096,559
      Stock issuance cost                                                (2,994)            (6,450)                  (35,746)
      Advances from stockholders                                         50,000             16,000                    66,000
                                                                   ------------       ------------          ----------------
                Net cash provided by financing activities               142,068            242,204                 2,126,813
                                                                   ------------       ------------          ----------------
                Net increase (decrease) in cash                          (8,955)          (204,969)                    2,261
Cash at beginning of period                                              11,216            216,185                         -
                                                                   ------------       ------------          ----------------
Cash at end of period                                              $      2,261             11,216                     2,261
                                                                   ============       ============          ================

See accompanying notes to financial statements.

                          MOBILE AREA NETWORKS, INC.
                         (A Development Stage Company)


                         Notes to Financial Statements

                          December 31, 2001 and 2000


(1)  Summary of Significant Accounting Policies
     ------------------------------------------


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

     Currently, the Company's resources are deployed in marketing its concept of CAI (computer assisted instruction), also known as E-Learning Solutions through its internet domain portal named "LEARNINGPORT.COM(TM)."

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

(Continued)

                          MOBILE AREA NETWORKS, INC.
                         (A Development Stage Company)


                         Notes to Financial Statements



(1)  Summary of Significant Accounting Policies - Continued
     ------------------------------------------------------

     (e)  Intangible assets

          Intangible assets consist of patents which are amortized over their estimated useful life of five years using the straight line method.

     (f)  Revenue Recognition

          Revenue is recognized as sales orders are received in the Learningport(TM).com division. In the mobiLAN(R) division, revenue is recognized as data communication and consulting services are provided or upon sale and/or installation of related computer hardware and software. The Company is presently operating in the two aformentioned business segments within the United States and has generated minimal revenue through December 31, 2001.

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

          Development stage operations for the years ended December 31, 2001 and 2000 resulted in net operating losses. At December 31, 2001, the Company has net operating loss carryforwards of approximately $2,000,000 which will expire at various dates through 2021. A valuation allowance equal to the tax benefit of the net operating loss has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

     (h)  Advertising Costs

          Advertising expenditures related to product presentation material and marketing efforts are expensed as incurred.

(Continued)

                          MOBILE AREA NETWORKS, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements

(1)  Summary of Significant Accounting Policies - Continued
     ------------------------------------------------------

     (i)  Credit Risks

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company sells its products to customers, at times extending credit for such sales. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     (j)  Financial Instruments Fair Value

          The carrying amount reported on the balance sheet for cash, accounts payable, accrued expenses and advances from stockholders approximates fair value because of the immediate or short-term maturity of these financial instruments.

     (k)  Basic Loss Per Common Share

          Basic loss per common share has been computed based upon the weighted average number of common shares outstanding during the period presented.

     (l)  Use of Estimates

          Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (m)  Stock Transactions

          Shares issued for services performed are valued at either the fair value of equity instruments issued or the value of services performed, whichever is more reliably measurable.

(2)  Property and equipment
     ----------------------

     Property and equipment consist of the following at December 31, 2001 and 2000:

                                                      2001              2000
                                                    --------          --------

          Office furniture and equipment            $ 42,725            43,091
          Computer equipment and software             68,112            76,516
          Leasehold improvements                      33,257            33,257
                                                    --------          --------
                                                     144,094           152,864
          Less accumulated depreciation               99,077            75,675
                                                    --------          --------

                                                    $ 45,017            77,189
                                                    ========          ========

                          MOBILE AREA NETWORKS, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements


(3)  Advances from stockholders
     --------------------------

Advances from stockholders were made to the Company for working capital purposes. These advances are non-interest bearing and are due on demand.

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

The securities associated with the offering were sold on a best efforts, no minimum amount basis. The proceeds from the offering, which was closed on November 24, 2000 in anticipation of OTCBB trading, were and continue to be used primarily to fund the deployment of the Company's communications network infrastructure and service demonstration systems. As of December 31, 2001, 100,103 shares of common stock had been sold in the public market at the $6.00 offering price less issue expenses.

(5)  Going Concern
     -------------

The Company's financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported net losses of $361,334 and $522,729 for the years ended December 31, 2001 and 2000, respectively. Additionally, there is a stockholders' deficit of $2,498,117 at December 31, 2001.

These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations. Management's plans are to continue development and marketing of its Learningport(TM).com products to a wide variety of corporate and private users while winding down its wireless Internet service activities. However, there can be no assurance that the Company will be successful in accomplishing its objectives.


(6)  Lease Commitments
     -----------------

The Company leases its administrative facilities pursuant to an operating lease agreement which expires in August, 2003. Future minimum lease payments associated with this lease are $29,148 and $19,432 in the years ending December 31, 2002 and 2003, respectively.

(7)  Selected Financial Data (Unaudited)
     ----------------------------------


The following is a summary of the quarterly results of operations for the years ended Decembder 31, 2001 and 2000, respectively:

                                                   Quarter ended    Quarter ended    Quarter ended    Quarter ended     Year ended
                                                     March 31,        June 30,       September 30,    December 31,     December 31,
                                                     ---------        --------       -------------    ------------     ------------
               2001
               ----
Net revenues                                           $5,834           7,162            40,645         82,501             136,142
Net loss from operations                              (97,637)        (84,626)          (48,386)      (115,186)           (345,835)
Basic loss per share                                   (0.003)         (0.002)           (0.001)        (0.003)             (0.010)
Weighted-average number of shares                  33,590,353      35,152,053        36,032,903     35,447,266          35,447,266
issued and outstanding

               2000
               ----

Net revenues                                          $32,150          48,492            27,610         26,620             134,872
Net loss from operations                             (136,106)       (121,390)         (154,569)       (74,254)           (486,319)
Basic loss per share                                   (0.004)         (0.004)           (0.005)        (0.003)             (0.020)
Weighted-average number of shares                  33,497,744      33,511,903        33,552,353     33,545,231          33,538,109
issued and outstanding

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None -

                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Directors and Executive Officers:
     ---------------------------------

At the present time, the Company's Board of Directors consists of three members. No other is nominated to join the Board at this time, but the Company expects to add to the Board in the near future.

George E. Wimbish, age 58, is a founder of the Company and its concept, and has been a Director of the predecessor (Texas) Company since November 3, 1996, and Chairman, President and CEO since March 28, 1997. His term of office is yearly until a successor is chosen. His business experience for the past 5 years includes one years as a private investor and four years serving as the Company's Chief Executive Officer. Mr. Wimbish does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

Dr. Robert M. Good, age 64, is a founder and has been a Director and Treasurer of the predecessor (Texas) Company since November 3, 1996. His business experience has been as a private investor in various ventures for the past 16 years. He is a licensed stockbroker, but does not participate as a broker in selling the Company's stock. Dr. Good operated a successful dental practice in Long Island, New York and sold the practice to achieve early retirement. Dr. Good has served as an officer of numerous companies. Dr. Good does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

Dr. Russell M. Graham, M.D. age 43, has been a Director of the Company since November 1998. Dr. Graham has been a practicing Physician for more than the past 11 years. He is a Principal in a Clinical Research Company, and is a licensed pilot. Dr. Graham does not serve as a Director of any other reporting company. He resides in Altamonte Springs, Florida. Dr. Graham has introduced the Company to other business and Investment community leaders.

Jerald R. Hoeft, CPA, age 59, was appointed Chief Financial Officer in January, 2001. Mr. Hoeft has been a practicing CPA in the Orlando area since the end of 1998. Prior to 1999, he was in the financial services industry for over twenty-five years where he served as a chief financial officer and director for several leading public and privately-held companies. Mr. Hoeft does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

(b)  Significant Employees
     ---------------------

Judy D. Wimbish: Executive Assistant to the CEO. Ms. Wimbish is the wife of the CEO and has served full time without compensation since the first of 1998 until the present. She has assisted with structuring the office and has been a valued member of the marketing team. She has served as a communicator to the investment community.

Lewis C. Thomas: Technologies Director. Mr. Thomas serves on a full time as needed basis. He is an early private investor in the Company and serves without salary until funding. He completed a Naval career with the rank of Commander with Top Secret EBI Clearance. He holds a Master of Science and Bachelor of Science in Electrical Engineering with highest distinction from Purdue University. He completed the Air Force Air Intelligence Training Program, Denver, CO and the Naval Integrated Operational Intelligence System Training Program. Mr. Thomas's career in engineering management includes computer interface devices and an in-depth background in military reconnaissance, space satellite, and intelligence systems. He directed Navy advance space technology programs and he holds various patents in related products of the Company.

Paul Savage: Research and Development Director. Mr. Savage has more than 25 years experience in Principal wireless product design in digital, analog, RF, and microwave circuit design. He also possesses extensive field experience in the implementation of wireless on towers and other locations. Mr. Savage currently serves in a consulting role to the Company, but has agreed to become a full time employee as needed.

Angel Martinez: Computer Analyst with vast knowledge and experience in software applications including database and Electronic Commerce systems. Mr. Martinez was an early private investor in the Company and has served as a volunteer technical resource since 1998. He became a full-time employee in January, 2000, and in the third quarter of 2001 chose to revert to part-time consultant status and remains available as needed.

Charles L. Gonano: Sales Director for LEARNINGPORT.COM(TM). Mr. Gonano brings considerable experience in sales, sales management, and marketing. Mr. Gonano also has extensive experience in the area of corporate management, having been responsible for the day-to-day operations of several small to mid-level companies for a large national corporation.

All employees and consultants have entered contracts in favor of the Company for non-compete, non-circumvent, non-disclose, and trade secrets protection.

(c)  Family Reationships
     -------------------

Judy D. Wimbish who serves as Executive Assistant, is the wife of CEO and majority shareholder George Wimbish, whose shares are jointly owned by Mrs. Wimbish. She currently serves full time and has received only token compensation to date.

(d)  Certain Legal Proceedings:
     --------------------------

The Company is not aware of any legal proceedings within the last five years against any Director, Officer, Significant Employee, or candidate for any such position involving a petition under the Bankruptcy Act or any State insolvency law or of any receiver, fiscal agent or similar officer appointed by a court for the business or property of such person or any partnership in which he was general partner or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing; nor is the Company aware of any of the above-mentioned persons being convicted in a criminal proceeding; except as follows: NONE

Item 10. Executive Compensation.

The Company's current policy is that Directors serve without compensation. However; in the future, it may be in the Company's best interests to compensate Directors in a manner that will attract the most qualified people to serve on the Company's Board. Through December 31, 2001 the officers of the Company have served without compensation other than the allowance to acquire founders stock. The Company's management may determine when it is in the best interest of the Company to compensate officers. During 1998 and 1999, Mr. Wimbish's annual salary was $120,000, a portion of which has not been collected and remains in accrued expenses on the 2000 and 2001 balance sheets.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2001 with respect to each director and officer and any person who is known to the Company to be the beneficial owner of five percent (5%) or more of the Company's outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares held by all directors and officers, individually and as a group.

-------------------------------------------------------------------------------------------------------------------------------
(1)                                          (2)                       (3)                          (4)
Name And Address                             Shares Owned.             Percent                      Percent After
Of Owner.                                                              Before Offering              Sales of
                                                                       Total Sold.                  Maximum  Offering.
-------------------------------------------------------------------------------------------------------------------------------
George E. Wimbish                            25,500,000(a)             73.28%                       66.38%
Director, Chairman, President, & CEO
1275 Lake Heathrow Lane (Suite 115)
Heathrow, Fl 32746

Dr. Robert M. Good                            2,150,000(a)              6.18%                        5.60%
Director, Secretary-Treasurer
1275 Lake Heathrow Lane (Suite 115)
Heathrow, Fl 32746

Dr. Russell M. Graham                           135,000(d)              0.39%                        0.35%
109 Camphor Tree Lane
Altamonte Springs, Fl. 32714

-------------------------------------------------------------------------------------------------------------------------------
Subtotal                                     27,785,000                79.85%                       72.33%

Other Private Shareholders                    4,930,230(b)             14.17%(c)                    12.83%(c)

Publicly traded shares                        2,081,300                 5.98%                        5.42%

New Shareholders                              3,618,700              -----------                     9.42%
From Offering If All Sold
-------------------------------------------------------------------------------------------------------------------------------
Total                                        38,415,230(e)             100.0%                       100.0%

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

     (e) This amount includes 3,618,700 publicly registered shares that have not been sold to date.

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



              By:________________________________________________

                                George Wimbish
                                President & CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

------------------------------------------------------------------------------------------
Signature                             Title                                Date
------------------------------------------------------------------------------------------
/s/ George Wimbish
----------------------------          Director, Chairman, President,       March 25, 2002
George Wimbish                        Chief Executive

/s/ Robert M. Good
------------------------------        Director,  Secretary-Treasurer.      March 25, 2002
Robert M. Good

/s/ Jerald R. Hoeft
------------------------------        Chief Financial Officer              March 25, 2002
Jerald R. Hoeft

/s/ Russell M. Graham
-------------------------------       Director                             March 25, 2002
Russell M. Graham