Form 10QSB
period 2002-03-31
MOBILE AREA NETWORKS INC
filed 2002-05-15
CIK 1029454

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

                                                  Yes  X   No ___
                                                      ---

Shares of Common Stock outstanding at March 31, 2002- 36,282,903

                           MOBILE AREA NETWORKS, INC.

                                      Index

                                                                         Page
                                                                        Number
                                                                        ------
PART 1.               FINANCIAL INFORMATION

          Item 1.     Financial Statements

                      Balance Sheets
                         March 31, 2002 (Unaudited)
                            and December 31, 2001                         3

                      Statements of Operations
                         Three months ended
                            March 31, 2002 (Unaudited) and
                             March 31, 2001 (Unaudited)                   4

                      Statements of Cash Flows
                        Three months ended
                          March 31, 2002 (Unaudited) and
                            March 31, 2001 (Unaudited)                    5

                      Notes to Financial Statements (Unaudited)           6

          Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     7

PART II.              OTHER INFORMATION                                   8

                           MOBILE AREA NETWORKS, INC.

                                 Balance Sheets

                                                   Assets
                                                   ------

                                                                                                 March 31,
                                                                                 December 31,       2002
                                                                                     2001       (Unaudited)
                                                                                 ------------   -----------
Current assets:
      Cash                                                                       $      2,261        16,600
      Other current assets                                                              1,575         6,395
                                                                                 ------------   -----------

                   Total current assets                                                 3,836        22,995

Property and equipment, net                                                            45,017        38,142
                                                                                 ------------   -----------
                                                                                 $     48,853        61,137
                                                                                 ============   ===========

                                    Liabilities and Stockholders' Equity
                                    ------------------------------------

Current liabilities:
      Accounts payable                                                           $     56,394        59,189
      Accrued expenses                                                                363,763       398,501
      Advances from stockholders                                                       66,000       106,000
                                                                                 ------------   -----------

                   Total current liabilities                                          486,157       563,690
                                                                                 ------------   -----------
Stockholders' equity:
      Common stock, no par value, authorized 50,000,000 shares,
        issued and outstanding 36,282,903 shares                                    2,060,813     2,077,900
      Deficit accumulated during the development stage                             (2,498,117)   (2,580,452)
                                                                                 ------------   -----------

                   Total stockholders' equity (deficit)                              (437,304)     (502,553)
                                                                                 ------------   -----------

                                                                                 $     48,853        61,137
                                                                                 ============   ===========

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.

                            Statements of Operations

                   Three months ended March 31, 2002 and 2001
                                   (unaudited)

                                              Three Months    Three Months
                                                 Ended           Ended
                                               March 31,       March 31,
                                                  2002            2001
                                              ------------    ------------

Revenues                                      $     13,891           5,834
                                              ------------    ------------

Cost and expenses:
       Product development and marketing            39,385          47,318
       General and administrative                   56,842          56,153
                                              ------------    ------------

                   Total costs and expenses         96,227         103,471
                                              ------------    ------------

                   Net loss                   $    (82,336)        (97,637)
                                              ============    ============

Weighted average shares outstanding             36,207,903      33,590,353
                                              ============    ============

Net loss per share                            $     (0.002)         (0.003)
                                              ============    ============

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.

                            Statements of Cash Flows

                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                            Three Months     Three Months
                                                               Ended            Ended
                                                              March 31,        March 31,
                                                                2002             2001
                                                            ------------     ------------
Cash flows from operating activities:
   Net loss                                                 $    (82,336)         (97,637)
   Adjustments to reconcile net loss to net cash used
        Depreciation and amortization                              6,875            7,864
        Change in operating assets and liabilities:
             Accounts payable                                      2,795           15,855
             Accrued expenses                                     34,738            9,650
             Other current assets                                 (4,820)            (249)
                                                            ------------     ------------
                  Net cash used in operating activities          (42,748)         (64,517)
                                                            ------------     ------------

Cash flows from investing activities:
   Purchase of property and equipment                                 --             (124)
                                                            ------------     ------------
                 Net cash used in investing activities                               (124)
                                                            ------------     ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                         17,087           11,028
   Stock issuance cost                                                --           (1,035)
   Advances from stockholder                                      40,000           50,000
                                                            ------------     ------------

                 Net cash provided by financing activities        57,087           59,993
                                                            ------------     ------------

                 Net increase (decrease) in cash                  14,339           (4,648)

Cash at beginning of period                                        2,261           11,216
                                                            ------------     ------------

Cash at end of period                                       $     16,600            6,568
                                                            ============     ============

Supplemental disclosure of cash flow information

     Cash paid for:
          Taxes                                             $         --               --
                                                            ============     ============

          Interest                                          $         --               --
                                                            ============     ============

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.

                          Notes to Financial Statements

(1)   Presentation of Unaudited Financial Statements
      ----------------------------------------------

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and results of operations and cash flows for three month periods ended March 31, 2002 and 2001. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)   Revenue Recognition
      -------------------

The Company recognizes revenue upon shipment of product and upon provision of related consulting and installation services.

(3)   Registration of Securities
      --------------------------

On February 16, 1999 the Company's registration statement covering the registration of 5,000,000 shares of common stock was declared effective by the United States Securities and Exchange Commission. Provisions of the registration statement include a maximum offering price of $6.00 per unit resulting in maximum gross proceeds of $30,000,000.

The Securities associated with the offering were sold on a best efforts, no minimum amount basis. The proceeds from the offering, which was closed on November 24, 2000 in anticipation of OTCBB trading, were and continue to be used primarily to fund the general operation of the Company. As of December 31, 2000, 100,103 shares of common stock had been sold in the public market at the $6.00 offering price less issue expenses. The offering was closed on November 24, 2000 in anticipation of being traded on the OTCBB system.

On January 10, 2001, the Company's stock commenced public trading on the OTCBB system under the symbol MANW.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

Working capital amounted to $(540,695) at March 31, 2002 compared to $(482,321) at December 31, 2001. Cash amounted to $16,600 at March 31, 2002, as compared to $2,261 at December 31, 2001. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the three months ended March 31, 2002 and 2001 was $42,748 and $64,517, respectively, primarily as a result of the Company's net losses. For the three months ended March 31, 2002 and 2001, cash was provided primarily by additional stock issuances and advances from shareholders. During the three months ended March 31, 2002 and 2001, cash was used to fund operations.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of Company stock and advances from shareholders.

Results of Operations
---------------------

The Company's operations to date have been devoted primarily to product development and marketing, raising capital and administrative activities.

Revenues increased during the current period first quarter as compared with the year earlier period. For the three months ended March 31, 2002 revenues were $13,891 and for the three months ended March 31, 2001, revenues were $5,834. The increase related to management's decision to begin marketing and devote more of its resources to products available in its E-learning or Learningport.com(TM) division.

Product development and marketing expenses decreased during the current period as compared with the year earlier first quarter. For the three months ended March 31, 2002, product development and marketing expenses were $39,385 which was 17% less than the $47,318 incurred for the three months ended March 31, 2001. The reduced expenses during the current period relate to reductions in staff and management's decision to explore alternative marketing strategies.

General and administrative expenses were $56,842 for the three months ended March 31, 2002 which was slightly more than the $56,153 incurred for the three months ended March 31, 2001.

Operations for the three months ended March 31, 2002 resulted in a net loss of $82,336 as compared with a net loss of $97,637 for the three months ended March 31, 2001.

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

Item 3.   Defaults Upon Senior Securities:            None
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders:     None
          ---------------------------------------------------

Item 5.   Other Information:                          None
          -----------------

Item 6.   Exhibits and Reports on Form 8-K:

          (a)   Exhibits:                             None

          (b) During the quarter ended March, 2002 no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         MOBILE AREA NETWORKS INC.



May 13, 2002                             /s/ George Wimbish
-----------------------                  ------------------------------------
Date                                     George Wimbish
                                         Director, Chairman and President