Form 10QSB
period 2002-06-30
MOBILE AREA NETWORKS INC
filed 2002-08-12
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from            to

Commission file number 333-18439

Mobile Area Networks, Inc.

(Exact Name of Small Business User as Specified in its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	59-3482752 (I.R.S. Employer Identification No.)

1275 Lake Heathrow Lane, Suite 115, Heathrow, Florida (Address of Principal Executive Offices)	32746 (Zip Code)

407-333-2350
(Issuer’s telephone Number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Shares of Common Stock outstanding at June 30, 2002 – 36,446,321

MOBILE AREA NETWORKS, INC.

INDEPENDENT ACCOUNTANT’S REPORT

Mobile Area Networks, Inc.
(A Development Stage Company)
(A Florida Corporation)
Heathrow, Florida

            We have reviewed the accompanying balance sheet of Mobile Area Networks, (A Development Stage Corporation) (A Florida Corporation) as of June 30, 2002, the related statement of operations for the three and six months ended June 30, 2002, and the related statement of cash flows for the six months ended June 30, 2002. All information included in these financial statements is the responsibility of the management of Mobile Area Networks, Inc.

            We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

            Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

            The balance sheet of Mobile Area Networks, Inc. (A Development Stage Corporation) (A Florida Corporation) as of December 31, 2001, was audited by other auditors whose report dated March 12, 2002, expressed an unqualified opinion on the statement. The related statement of operations for the three and six months ended June 30, 2001, and the related statement of cash flows for the six months ended June 30, 2001 of Mobile Area Networks, Inc. (A Development Stage Corporation) (A Florida Corporation) were reviewed by other accountants, whose report dated August 14, 2002, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP Rochester, New York August 6, 2002

MOBILE AREA NETWORKS, INC.
(A Development Stage Company)
(A Florida Corporation)
Heathrow, Florida

Balance Sheets

	December 31, 2001	June 30, 2002

		(Unaudited)
ASSETS
Current assets:
Cash	$2,261	$20,628
Other current assets	1,575	1,082

Total current assets	3,836	21,710

Property and equipment, net	45,017	31,267

Total assets	$48,853	$52,977

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$56,394	$43,843
Accrued expenses	363,763	429,337
Advances from stockholders	66,000	106,000

Total current liabilities	486,157	579,180

Stockholders’ deficit:
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 36,132,903 and 36,446,321 shares	2,060,813	2,143,547
Deficit accumulated during the development stage	(2,498,117)	(2,669,750)

Total stockholders’ deficit	(437,304)	(526,203)

Total liabilities and stockholders’ deficit	$48,853	$52,977

The accompanying notes are an integral part of this financial statement.
See Accountants’ Review Report.

MOBILE AREA NETWORKS, INC.
(A Development Stage Company)
(A Florida Corporation)
Heathrow, Florida

Statements of Operations
Three and Six months ended June 30, 2002 and 2001
(Unaudited)

	Three months Ended June 30, 2002	Three months Ended June 30, 2001	Six months Ended June 30, 2002	Six months Ended June 30, 2001

Revenues	$4,240	$7,162	$18,131	$12,996

Cost and expenses:
Depreciation	6,875	7,100	13,750	14,200
General and administrative	39,188	33,544	62,236	71,398
Interest	1,543	—	4,317	—
Outside contractors	3,882	1,000	15,607	1,000
Product development	6,981	25,034	31,147	50,093
Rent	7,104	2,364	9,901	13,424
Salaries and wages	27,962	22,746	52,806	45,143

Total costs and expenses	93,535	91,788	189,764	195,259

Net loss	$(89,295)	$(84,626)	$(171,633)	$(182,263)

Weighted average shares outstanding	36,340,301	35,152,053	36,252,313	34,761,628

Basic and diluted loss per share	$(.002)	$(.002)	$(0.005)	$(0.005)

The accompanying notes are an integral part of this financial statement.
See Accountants’ Review Report.

MOBILE AREA NETWORKS, INC.
(A Development Stage Company)
(A Florida Corporation)
Heathrow, Florida

Statements of Cash Flows
Six months ended June 30, 2002 and 2001
(Unaudited)

	Six Months Ended 2002	Six Months Ended 2001

Cash flows from operating activities:
Net loss	$(171,633)	$(182,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,750	15,728
Change in operating assets and liabilities:
Accounts payable	(12,551)	15,246
Accrued expenses	65,574	39,650
Other current assets	493	1,383

Net cash used in operating activities	(104,367)	(110,256)

Cash flows from investing activities:
Purchase of property and equipment	—	(124)

Net cash used in investing activities	—	(124)

Cash flows from financing activities:
Proceeds from issuance of common stock	82,771	56,604
Stock issuance cost	(37)	(2,592)
Advances from stockholders	40,000	50,000

Net cash provided by financing activities	122,734	104,012

Net increase (decrease) in cash	18,367	(6,368)
Cash at beginning of period	2,261	11,216

Cash at end of period	$20,628	$4,848

Supplemental disclosure of cash flow information
Cash paid for:
Taxes	$—	$—

Interest	$—	$—

The accompanying notes are an integral part of this financial statement.
See Accountants’ Review Report.

MOBILE AREA NETWORKS, INC.
(A Development Stage Company)
(A Florida Corporation)
Heathrow, Florida

Notes to Financial Statements

(1)     Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six month periods ended June 30, 2002 and 2001. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Form 10-KSB, and other reports filed with the SEC.

(2)     Revenue Recognition

The Company recognizes revenue upon shipment of product and upon provision of related consulting and installation services.

(3)     Registration of Securities

On February 16, 1999 the Company’s registration statement covering the registration of 5,000,000 shares of common stock was declared effective by the United States Securities and Exchange Commission. Provisions of the registration statement include a maximum offering price of $6.00 per unit resulting in maximum gross proceeds of $30,000,000.

The Securities associated with the offering were sold on a best efforts, no minimum amount basis. The proceeds from the offering, which was closed on November 24, 2000 in anticipation of OTCBB trading, were and continue to be used primarily to fund the deployment of the Company’s communications network infrastructure and service demonstration systems. As of December 31, 2001, 100,103 shares of common stock had been sold in the public market at the $6.00 offering price less issue expenses.

See Accountants’ Review Report

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital amounted to $(557,470) at June 30, 2002 compared to $(482,321) at December 31, 2001. Cash amounted to $20,628 at June 30, 2002, as compared to $2,261 at December 31, 2001. As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the six months ended June 30, 2002 and 2001 was $104,367 and $110,256, respectively, primarily as a result of the Company’s net losses. For the six months ended June 30, 2002 and 2001, cash was provided primarily by additional stock issuances and loans from stockholders. During the six months ended June 30, 2002 and 2001, cash was used primarily for operating activities.

As indicated herein, the Company’s short term liquidity needs have been satisfied primarily from the continuing sale of Company stock and loans from stockholders.

Results of Operations

The Company’s operations to date have been devoted primarily to product development and marketing, raising capital and administrative activities.

Revenues increased during the current period as compared with the year earlier period. For the six months ended June 30, 2002 revenues were $18,131 and for the six months ended June 30, 2001, revenues were $12,996. The increase is related to management’s decision to begin marketing and devoting more of its resources to products available in its E-learning or Learningport.com™ division.

Product development and marketing expenses decreased during the current period as compared with the year earlier six-month period. For the six months ended June 30, 2002, product development and marketing expenses were $31,147 which was 37% less than the $50,093 incurred for the six months ended June 30, 2001. The reduced expenses during the current period relate to reductions in staff and management’s decision to explore alternative marketing strategies.

General and administrative expenses were $62,236 for the six months ended June 30, 2002, which was 12% less than the $71,398 incurred for the six months ended June 30, 2001. The decreased expense level relates principally to reductions in administrative staff deemed necessary to improve efficiency.

Operations for the six months ended June 30, 2002 resulted in a net loss of $171,633 as compared with a net loss of $182,263 for the six months ended June 30, 2001.

PART II – OTHER INFORMATION

Item 1	Legal Proceedings:	None

Item 2.	Changes in Securities:	None

Item 3.	Defaults Upon Senior Securities:	None

Item 4.	Submission of Matters to a Vote of Security Holders:	None

Item 5.	Other Information:	None

Item 6.	Exhibits and Reports on Form 8-K:

	(a) Exhibits:	None

(b) During the quarter ended June 30, 2002 no report on Form 8-K was filed or required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MOBILE AREA NETWORKS INC.
August 9, 2002

Date	George Wimbish Director, Chairman and President