Form 10QSB
period 2002-09-30
MOBILE AREA NETWORKS INC
filed 2002-11-15
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                          to                                          .

Commission file number 333-18439

Mobile Area Networks, Inc.
(Exact Name of Small Business User as Specified in its Charter)

Florida	59-3482752
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1275 Lake Heathrow Lane, Suite 115, Heathrow, Florida	32746
(Address of Principal Executive Offices)	(Zip Code)

407-333-2350
(Issuer’s telephone Number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Shares of Common Stock outstanding at September 30, 2002—38,521,321

MOBILE AREA NETWORKS, INC.

INDEPENDENT ACCOUNTANT’S REPORT

Mobile Area Networks, Inc.
(A Florida Corporation)
Heathrow, Florida

We have reviewed the accompanying balance sheet of Mobile Area Networks, Inc. as of September 30, 2002, the related statement of operations for the three and nine months ended September 30, 2002, and the related statement of cash flows for the nine months ended September 30, 2002. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The balance sheet of Mobile Area Networks, Inc. as of December 31, 2001 (presented herein), was audited by other auditors whose report dated March 12, 2002, expressed an unqualified opinion on the statement. The related statement of operations for the three and nine months ended September 30, 2001, and the statement of cash flows for the nine months ended September 30, 2001 of Mobile Area Networks, Inc. (presented herein) were reviewed by other accountants, whose report dated November 7, 2001, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/    Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
November 12, 2002

MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Heathrow, Florida

Balance Sheets

Assets

	December 31, 2001	September 30, 2002 (Unaudited)
Current assets:
Cash	$2,261	$—
Accounts Receivable, net of allowance for doubtful accounts	1,575	378,725
Inventory	—	141,412

Total current assets	3,836	520,137

Property and equipment, Net of accumulated depreciation	45,017	768,457
Other Assets—Security Deposits	—	23,534

Total assets	$48,853	$1,312,128

The accompanying notes are an integral part of this financial statement.

MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Heathrow, Florida

Liabilities and Stockholders’ Deficit

		September 30,
	December 31,	2002
	2001	(Unaudited)
Current liabilities:
Line of Credit	$—	$125,000
Notes and Capital Leases Payable—Due Within One Year	—	104,936
Cash Overdraft	—	35,425
Accounts Payable and Accrued expenses	420,157	798,055
Advances from stockholders	66,000	143,500

Total current liabilities	486,157	1,206,916

Other Liabilities:
Notes and Capital Leases Payable—Due After One Year	—	459,186

Total liabilities	$486,157	$1,666,102
Stockholders’ deficit:
Common stock, no par value, authorized 50,000,000 shares, Issued and outstanding 36,132,903 and 38,521,321 shares.	2,060,813	2,485,834
Accumulated Deficit	(2,498,117)	(2,839,808)

Total stockholders’ deficit	(437,304)	(353,974)

Total liabilities and stockholders’ deficit	$48,853	$1,312,128

The accompanying notes are an integral part of this financial statement.

MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Heathrow, Florida

Statements of Operations
Three and Nine months ended September 30, 2002 and 2001
(Unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001
Revenues	$141,598	$40,645	$159,730	$53,641
Cost of Goods Sold	152,522	2,055	166,079	11,063

Gross Profit (Loss)	(10,924)	38,590	(6,349)	42,578
Operating Expenses
Depreciation and amortization	25,099	7,864	38,849	23,592
Interest	8,541	—	12,858	—
Professional services	25,550	2,160	25,550	12,681
Salaries and wages	39,435	52,508	167,757	157,651
Rent	12,193	4,579	22,094	18,003
Other Operating Expenses	48,317	19,865	68,234	61,301

Total Operating Expenses	159,135	86,976	335,342	273,228

Net loss	$(170,059)	$(48,386)	$(341,691)	$(230,650)

Weighted average shares outstanding	37,454,027	36,032,903	36,657,287	34,811,628

Basic and diluted loss per share	$(.005)	$(.001)	$(0.009)	$(0.007)

The accompanying notes are an integral part of this financial statement.

MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Heathrow, Florida

Statements of Cash Flows
Nine months ended September 30, 2002 and 2001
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	2002	2001
Cash flows from operating activities:
Net loss	$(341,691)	$(230,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,849	23,592
Bad debt expense provision	20,000	—
Change in operating assets and liabilities:
Accounts payable and Accrued expenses	129,275	88,793
Inventory	13,138	—
Accounts receivable	(91,846)	(21,411)

Net cash used in operating activities	(232,275)	(139,676)

Cash flows from investing activities:
Purchase of property and equipment	—	(124)

Net cash used in investing activities	—	(124)

Cash flows from financing activities:
Proceeds from issuance of common stock	152,571	86,370
Stock issuance cost	(1,549)	(2,994)
Cash overdraft assumed in acquisition of division	(24,370)	—
Principal reductions of long-term debt Advances from stockholders	(9,563 77,500)	— 50,000

Net cash provided by financing activities	194,589	133,376

Net increase (decrease) in cash	(37,686)	(6,424)
Cash at beginning of period	2,261	11,216

Cash at end of period	$(35,425)	$4,792

Supplemental disclosure of cash flow information

Cash paid for:
Taxes	$—	$—

Interest	$12,858	$—

The accompanying notes are an integral part of this financial statement.

MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Heathrow, Florida

	Nine Months	Nine Months
	Ended	Ended
	2002	2001
Non-Non-Cash Investing and Financing Activities:
Acquisition of assets and assumption of liabilities via acquisition of Vintage Industries as follows:
Accounts Receivable	$305,304	—
Inventory	$193,185	—
Fixed Assets	$673,653	—
Accounts Payable	$(185,860)	—
Debt	$(698,685)	—
Other Assets and Liabilities	$10,773	—

Purchase price paid via issurance of stock	$(274,000)	—

Total cash overdraft assumed from acquisition of Vintage	$(24,370)	—

Acquisition of equipment	$50,000	—

Purchase price paid via assumption of liabilities	$(14,000)	—

Purchase price paid via assumption of customer deposit	$(36,000)	—

Total cash paid for equipment	—	—

The accompanying notes are an integral part of this financial statement.

MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Heathrow, Florida

Notes to Financial Statements

(1)	Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Form 10-KSB, and other reports filed with the SEC.

(2)	Revenue Recognition

Revenues from product sales are recognized when the goods are shipped.

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

MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Heathrow, Florida

Notes to Financial Statements

(4)	Acquisition

August 12, 2002 the Company entered into an agreement to acquire all of the operating assets of Vintage Industries, Inc. (“Vintage”) in a stock for assets purchase. The assets acquired consisted of an on going business with computerized plastics molds engineering and manufacturing equipment including a complete machine tool shop, patents pending for a process that rapidly produces plastic injection molds, numerous plastics injection molding presses, all office and support equipment, and the existing customer base of the company.

The Company issued 1,440,000 of its restriced common shares (having a market value of approximately $274,000) to be disbursed equally among the shareholders of Vintage Industries, Inc. Vintage Industries, Inc. will be dissolved and all future operations will continue as a business segment of Mobile Area Networks, Inc. The Company has also agreed to assume responsibility for the current and long-term liabilities of Vintage. After the issuance of the shares used in this transaction the effect will be that the former owners of Vintage will own jointly approximately 4% of the then outstanding shares of the Company.

(5)	Proforma Statement of Operations

The Unaudited Proforma Consolidated Statement of Operations of the Company for the nine months ended September 30, 2002 ( the “Proforma Statement of Operations”) has been prepared to illustrate the estimated effect of the acquisitions of Vintage Industries. The Proforma Statement of Operationas does not reflect any anticipated cost savings from the Vintage acquisition, and there can be no assurance that any such cost savings or synergies will occur. The Proforma Statement of Operations gives proforma effect to the Vintage transactions as if they had occurred on January 1, 2002. The Proforma Statement of Operations does not proport to be indictive of the results of operations of the company that would have actually been obtained had such transactions been completed as of the assumed dates and for the period presented, or which may be obtained in the future. The proforma adjustments, if any, are described in the accompanying notes and are based upon available information and certain assumptions that the Company believes are reasonable.

MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Heathrow, Florida

Notes to Financial Statements

A preliminary allocation of the purchase price has been made to major categories of assets and liabilities. The actual allocation of purchase price and the resulting effect on income from operations may differ significantly from the proforma amount included herein. These proforma adjustments represent the company’s preliminary determination of purchase account adjustments and are based on available information and certain assumptions that the company believes to be reasonable. Consequently, that amounts reflected in the Proforma Statement of Operations are subject to change, and the final amounts may differ substantially. The net assets and income from continuing operations of the business acquired exceeded 20% of the consolidated assets or consolidated income from continuing operations and accordingly, audited financial statements of the business acquired was presented as exhibits in the Form 8-K/A, filed October 25, 2002, of the Company.

MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Heathrow, Florida

Proforma Statements of Operations
Nine months ended September 30, 2002
(Unaudited)

	Mobile Area	Vintage	Proforma	Proforma
	Networks, Inc.	Industries	Adjustments	2002
Revenues	$(5,265)	$1,251,780		$1,246,515
Cost of Goods Sold	22,593	864,924		887,517

Gross Profit (Loss)	(27,858)	386,856		358,998
Operating Expenses
Depreciation and amortization	20,625	15,528		36,153
Interest	6,956	85,067		92,023
Professional services	14,911	62,499		77,410
Salaries and wages	181,277	128,525		309,802
Rent	22,094	44,712		66,806
Other Operating Expenses	18,992	84,636		103,628

Total Operating Expenses	264,855	420,967		685,822

Net loss	(292,713)	(34,111)		(326,824)

The accompanying notes are an integral part of this financial statement.

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital amounted to $(686,779) at September 30, 2002 compared to $(482,321) at December 31, 2001. Cash Overdraft amounted to $(35,425) at September 30, 2002, as compared to Cash in bank of $2,261 at December 31, 2001. As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the nine months ended September 30, 2002 and 2001 was $232,275 and $139,676, respectively, primarily as a result of the Company’s net losses. For the nine months ended September 30, 2002 and 2001, cash was provided primarily by additional stock issuances and loans from stockholders. During the nine months ended September 30, 2002 and 2001, cash was used primarily for operating activities.

As indicated herein, the Company’s short term liquidity needs have been satisfied primarily from the continuing sale of Company stock and loans from stockholders.

Results of Operations

The Company’s operations up to the acquisition date of Vintage Industries have been devoted primarily to product development and marketing, raising capital and administrative activities. Since the Vintage Industries acquisition, efforts have been dedicated to assimilating the assets and operations of Vintage into the Company.

Revenues, as a result of the Vintage acquisition, increased during the current period as compared with the year earlier period. For the nine months ended September 30, 2002 revenues were $159,730 and for the nine months ended September 30, 2001, revenues were $53,641.

Overall operating expenses, also as a result of the Vintage acquisition, increased during the current period as compared with the year earlier nine-month period. For the nine months ended September 30, 2002, operating expenses were $335,342 which was 22.7% greater than the $273,228 incurred for the nine months ended September 30, 2001. The increased expenses during the current period related to the added expenses associated with the acquisition of the Vintage Industries operations.

Operations for the nine months ended September 30, 2002 resulted in a net loss of $341,691 as compared with a net loss of $230,650 for the nine months ended September 30, 2001.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings:	None

Item 2.	Changes in Securities:	None

Item 3.	Defaults Upon Senior Securities:	None

Item 4.	Submission of Matters to a Vote of Security Holders:	None

Item 5.	Other Information:	None

Item 6.	Exhibits and Reports on Form 8-K:	None

(a) Exhibits:

99.1 Certifications of George Wimbish and Jerald R. Hoeft

	(b) During the quarter ended September 30, 2002 two reports on Form 8-K were filed ..	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE AREA NETWORKS INC.

Date: November 14, 2002	/s/ GEORGE WIMBISH
George Wimbish
Director, Chairman and President

CERTIFICATION

In connection with the Quarterly Report of Mobile Area Networks, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, George Wimbish, Chief Executive Officer and Jerald R. Hoeft, Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date: November 14, 2002	/s/ GEORGE WIMBISH
George Wimbish
Director, Chairman and President

/s/ JERALD R. HOEFT
Jerald R. Hoeft
Chief Financial Officer