Form 10KSB
period 2002-12-31
MOBILE AREA NETWORKS INC
filed 2003-03-28
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒            Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2002.

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
(Issuer’s telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year. $309,554

The registrant has not authorized non-voting common equity and as of December 31, 2002 39,327,154 shares of the registrant’s voting common stock were outstanding and held by non-affiliates. At December 31, 2000, the Company’s stock had been cleared for trading by the NASD but the Company opted to delay the commencement of trading until January 10, 2001 at which time its shares began trading on the OTCBB under the symbol “MANW”.

Shares of Common Stock, no par value outstanding at December 31, 2002: 39,327,154

PART I

Item 1.            Description of Business.

Mobile Area Networks, Inc. (OTCBB: “MANW”) is a Company with a limited operating history. The Company was incorporated in Florida on November 28, 1997 and became the successor in interest to a Texas corporation of the same name, effective as of January 1, 1998. The Texas corporation, formed May 22, 1996, transferred all right, title, and interests in and to its assets, over to the Company. Such transfer was made in exchange for the Company’s issuance of stock to the Texas Company’s shareholders on a five (5) for one (1) share basis. That is, each share of the previously outstanding stock was split up into five (5) shares of the Company’s stock. The Management of the Company had previously decided to operate from and be domiciled in the state of Florida, and therefore also decided to streamline its corporate operations and at the same time created more authorized shares for the corporation to use for funding and or acquisitions. This was accomplished without diluting the ownership of the then current owners of private shares.

The Company has not been a party to any bankruptcy proceedings.

On August 12, 2002, the Company entered into an agreement to acquire all of the operating assets of Vintage Industries, Inc. (“Vintage”) in a stock for assets purchase. The assets consisted of an ongoing business with computerized plastics molds engineering and manufacturing equipment, including a complete machine tool shop, patents pending for a process that rapidly produces plastic injection molds, numerous plastics injection molding presses, all office and support equipment and the existing customer base of the Company.

The Company agreed to issue 1,440,000 of its SEC Rule 144 Restricted Common Shares (having a market value of approximately $274,000 according to the trading price of public shares on the day of the agreement), to be disbursed among the shareholders of and by Vintage Industries, Inc. Vintage Industries, Inc. was to be dissolved and all future operations in a timely manner are to be consolidated into and owned by Mobile Area Networks, Inc. (the “Company”). The Company also agreed to assume responsibility for Certain Current and long-term liabilities of Vintage. After the issuance of the shares used in this transaction the effect would be that the former owners of Vintage would own jointly approximately 4.0% of the then outstanding shares of the Company.

Vintage Industries was formed in 1991 and through the years became a leader in its core business of Custom Injection Plastic and Rubber molding. Vintage has extensive capabilities to provide consulting, engineering, mold design, mold manufacturing and follow on production. The business base has changed substantially over the past several years and changed even more since the Agreement to be acquired by the Company was signed. Initially Vintage derived a substantial portion of it revenues from the design, mold manufacture, and production of rifle stocks and other parts for the sporting gun industry. Customers included Colt, Henry Repeating Arms, Marlin Firearms, O.F. Mossberg, Savage Arms (both USA and Canada), and Winchester. For several years the sporting arms industry suffered economically and Vintage consequently has since shifted its focus away from that industry.

THE FUTURE OF VINTAGE: The Vintage Division of Mobile Area Networks, Inc. (the “Company”) currently derives the majority of its revenues from High-Tech Military Parts, Medical Devices, Consumer Products, Automotive Accessories, Irrigation Devices, and Specialty Applications. The current customer base includes among others; Lockheed Martin (military application parts), AAMP of America (automotive after market accessory parts), Orthomerica (medical devices), Senninger (irrigation devices), Recoton (NASDAQ RCOT) (consumer specialty parts), Rapid Patient Monitoring (medical dispensing device parts), SoundParts (hearing aid parts), and Darton Archery (sporting bow handles). Vintage’s current customer base is industry diverse to minimize the effect of possible specific market segment declines.

THE FUTURE OF MOLD MAKING: The annual U.S. market for plastic injection molds amounts to approximately $20 Billion annually. Spending by U.S. companies on machinery to manufacture these molds amounts to approximately $3.8 Billion annually. A significant share of this market can be gained with innovative machinery that could reduce the skilled labor requirements of mold making, and create high precision molds, while saving the time and costs of mold making. Vintage has developed and owns the unique patent pending and proprietary Nickel Composite Tooling (“NCT™”) process which reduces the time necessary to make plastic injection molds while delivering the high quality and precision typified by the computer control of a process. The NCT™ system could allow Thousands of manufacturers of plastic products to go from product design to full production in ten to fifteen workdays instead of the current twelve to eighteen weeks. This dramatic savings in time is further enhanced by a substantial savings in mold manufacturing costs. During the next several years the Company intends to exploit the NCT™ technology with hopes to capture 5% to 10% of the annual market by offering mold manufacturers a system that will allow them to pass on significant savings in costs and time to their customers, even after increasing their own profit margins dramatically.

NCT™ closes a gap in the automation of mold manufacturing. While plastic product prototyping and mold designs are already dominated by computer automation, today’s mold manufacturers still rely on expensive and lengthy manual and semi-automated machining processes. NCT™ applies computer automation to mold manufacturing, permitting the uninterrupted flow of digital data and control from design, through mold manufacturing and onto the production floor.

Mobile Area Networks, Inc. (the “Company”) started operations in Heathrow, Florida in 1996 to develop its mobiLAN® brand of broadband, high speed (T-1) wireless Internet service for travelers and other business users of laptop computers. From its wireless LANs (local area networks) at hotels, office buildings, convention centers, or other locations, the Company routed data traffic through broadband high speed data lines or wireless broadband data links which terminated at the Company’s operations center in Heathrow, Florida. The circuits to the Mobile Area Networks center, whether by wireless or fiber optics was a private data circuit and was not routed through the insecure public Internet. At its network center Mobile Area Networks directed data traffic onto the Internet or through a private connection commonly known as a VPN (virtual private network) directly to a user’s corporate LAN connection. The service provided by mobiLAN® does not operate through telephone lines and therefore saved hotel owners the expense of adding extra telephone trunk lines and hotel PBX upgrades for laptop computer owners to use for their Internet connections. Mobile Area Networks provisioned data lines to hotels or other properties and routed the data traffic to its operations center. The Company concealed wireless transmitters throughout those properties through which the laptop user received data connections.

The Company installed demonstration systems and had the first successfully operating T-1 speed wireless internet service in early 1997 in the Westin Hotel in Waltham (Boston) Massachusetts. Service at several locations in Florida and other locations in the southeastern U.S. region were also technologically successful but the revenue never matched the expenditures required to maintain this service. Primarily because of the deterioration of economic conditions both regionally and nationally, as of December 31, 2002, only one hotel installation remained in operation and the Company had plans to discontinue service at that location. The Company experienced severely restrained capital availability in the hospitality industry and consequently has decided to devote more of its resources to the Vintage business segment. The Company retains the expertise for the mobiLAN® wireless service which is not being aggressively marketed, but could be so when economic conditions become more favorable.

In the year 1998 the Company registered the LearningPort.com™ name and began marketing its concept of CAI (computer assisted instruction) which is also known as E-Learning or Distance Learning solutions through its internet domain portal named LEARNINGPORT.COM™. After experiencing the downward slide of the hotel market, the Company began devoting more resources into the E-Learning market during 2001. In 2001 this segment of the business generated the majority of the Company’s revenue for the year and the Company’s management believed that this product could be marketed successfully. However, due to severe economic condition down-turns in late 2001 these expectations were not met. The Company is currently devoting minimal resources toward this segment of this market.

The Company is not aware of any required government approval for any of its services, but should this need arise there is no reason for the Company to believe that it would not be able to obtain such approvals. The Company estimates that it has expended approximately $695,000 on research and development during the past six years, the majority of which has been provided by investors in the Company and primarily with respect to the Company’s MobiLAN® efforts. The Company is unaware of any environmental issues that may impact the Company or its services.

The Company has a total of 22 full time employees including its President. In addition there are five part time consultants available to the Company on an as-needed basis. The Company also has marketing arrangements with outside individuals on a commission only basis.

Item 2.            Description of Property.

The Company has two building leases. The Company Headquarters, office and network operations space at 1275 Lake Heathrow Lane in Heathrow, Florida is leased for terms that provide approximately 2,500 square feet with annual lease payments of approximately $30,000 per year after consideration for the Company’s providing funding for the build-out of the facilities. The Company also paid for the installation of fiber optic cable into its network center. That lease expires in August, 2003. The other lease is for the Vintage division’s manufacturing operations at 2772 Depot Street in Sanford, Florida. That lease, which is a sub-lease, was executed on November 11, 2002 covering 20,680 square feet for a five year term with annual lease payments approximating $85,000 plus pro-rated real estate taxes approximating $9,500 per year. The Company has the option to assume the master lease under certain conditions, particularly, if the lessee may be declared insolvent. As of December 31, 2002 all office equipment and furnishings, Internet servers, network routers, wireless transmitters, public Internet devices, and other equipment used at the Company headquarters and at demonstration sites were owned outright and without leases. A portion of the devices were abandoned in hotel properties as unrecoverable.

The Company owns the registered trademark “mobiLAN®”, and claims copyright ownership of other creative and derivative works including, but not limited to the Learningport.com™ domain. On April 28, 1998 Mobile Area Networks, Inc. was granted U.S. Patent #5,745,884 which covers “System And Method For Billing Data Grade Network Use On A Per Connection Basis.” There can be no guarantee of any tangible value for this patent, which was accounted for as a fully-amortized intangible asset on the balance sheet of the Company. The Company protects as “Trade Secrets” certain software processes and procedures used in network address procedures, bandwidth managing, and controlling access to its systems, as well as certain working arrangements with suppliers, consultants and clients.

Item 3.            Legal Proceedings.

On October 3, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by David Byron, a former stockholder of Vintage Industries, Inc., for non-delivery of 288,000 shares of restricted common stock of Mobile Area Networks, Inc., per the general mutual release and separation agreement between Vintage Industries, Inc. and Mr. Byron. Mr. Byron is seeking immediate delivery of the 288,000 shares of Restricted Common Stock of Mobile Area Networks, Inc. and damages in the amount of the value of the stock. The Company is withholding the delivery of the shares pending the return of various Vintage division owned assets allegedly held by Mr. Byron. The Company intends to vigorously defend its position and does not believe the range of loss, if any, can be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements.

On December 17, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by a former landlord of Vintage Industries, Inc., H.D & Beverly Holsombach, for alleged past due rent and damages for breach of lease, amounting to approximately $20,000, resulting from the relocation of the Vintage division’s main manufacturing facility. The plaintiff’s are seeking damages against a former stockholder of Vintage Industries, Inc. and the Company, who allegedly assumed the lease obligation. The Company has filed a Motion to Dismiss with this lawsuit on the basis that the lease obligation was not assumed by the Company and in fact had expired. The Company intends to vigorously defend its position and does not believe the range of loss, if any, can be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements.

Item 4.            Submission of Matters to a vote of Security Holders.

None - not applicable.

PART II

Item 5.            Market for Common Equity and Related Stockholder Matters.

On February 16, 1999, the Company’s registration statement covering the registration of 5,000,000 shares of common stock was declared effective by the United States Securities and Exchange Commission (SEC). Provisions of the registration statement include a maximum offering price of $6.00 per share for projected gross proceeds of $30,000,000. The securities associated with the offering were sold on a best efforts, no minimum amount basis and as of December 31, 2000, the Company had sold and issued 100,103 shares of common stock under this offering, which was closed on November 24, 2000 in anticipation of being traded on the OTCBB system.

On January 10, 2001, the Company’s stock began public trading on the OTCBB system under the symbol “MANW”.

The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2002.

	High	Low

First Quarter	.19	.05
Second Quarter	.21	.07
Third Quarter	.27	.10
Fourth Quarter	.19	.05

The proceeds from the Company’s stock sales to date have been and are being used primarily to fund the continuing deployment and operation of the Company’s infrastructure and demonstration systems as well as for funding administrative activities and marketing programs of the Company which now includes the consolidating of the Vintage Industries acquisition. The Company continues to explore acquisition opportunities in order to grow the revenue base and build value for the Company.

A majority of the Company’s total outstanding shares, 39,327,154, are restricted for sale under SEC Rule 144. Total authorized shares are 50 million. Most of the outstanding shares are owned by Company founders or insiders as reported in the Prospectus of the Company dated February 16, 1999 and in subsequent periodic reports including this Annual Report, such shares being further restricted as to resale. The Company has no obligation or requirement to register any of the restricted shares for public sales. However, shares held for the required time period under Rule 144 could under certain conditions be sold by the owners of those shares who are not considered to be insiders or owners of control shares when sold through broker transactions and with the proper Form 144 documentation and filing.

Item 6.            Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and related notes which are contained herein in the following pages under Item 7.

In 2001, revenues were derived primarily from the promotion of the MobiLAN® and Learningport.com™ products. Revenues from those operations amounted to $136,142 for the year ended December 31, 2001. During 2002, revenues from the MobiLAN® and Learningport.com™ products amounted to $1,128. The decrease is attributable mainly to decreased demand for those products and general economic conditions. On August 12, 2002, the Company acquired the assets of and agreed to assume certain liabilities of Vintage Industries, Inc. Since that date, the Company has devoted most of its resources to the development and sale of Vintage’s plastic molding products. Revenues generated by the Vintage Division since the date of acquisition, amounted to $308,261.

Cost of Goods Sold during 2001 amounted to $60,326 and consisted primarily of costs associated with the MobiLAN® and Learningport.com™ products. Costs of Goods Sold during 2002 amounted to $23,185 with the MobiLAN® and Learningport.com™ products. The decrease is primarily attributable to the decrease in sales. Cost of Goods Sold of Vintage products during 2002 amounted to $185,659. Cost of Goods Sold of Vintage products as a percentage of revenue remained relatively consistent with that of 2001.

Operating expenses increased from $432,480 in 2001 to $1,001,128 in 2002, an increase of 131%. Bad Debts expense increased from $13,500 in 2001 to $361,436 in 2002. Included in the 2002 Bad Debts expense is a write-off of an amount due from a factoring company ($322,442) which was the subject of dispute and is not a reoccurring transaction. The Company no longer uses a factoring company to collect its accounts receivable and therefore believes that costs of collecting receivables will significantly decrease.

Depreciation expense increased from $27,502 in 2001 to $98,338 in 2002, an increase of 258%. The increase reflects the depreciation recorded on the assets acquired in the Vintage acquisition. Net Property and Equipment increased from $45,017 as of December 31, 2001 to $750,313 as of December 31, 2002.

Finance charges were recorded on the capitalized leases acquired in the Vintage transaction. There were no such charges for leases by the Company in 2001.

Interest expense of $50,122 was incurred on the line of credit and notes and capital leases payable assumed by the Company in connection with the acquisition of the Vintage assets. The Company did not have any such liabilities in the prior year. Interest rates on the liabilities vary from 6.250% to 14.418%, as of December 31, 2002. The liabilities carry terms ranging from four to ten years, with maturing dates ranging from February 2004 to June 2008.

Outside Services decreased from $52,062 in 2001 to $19,854 in 2002, a decrease of 62%. Outside services includes contract labor and temporary help. During 2002, the Company sought to use more of its operating staff to fulfill special needs.

Payroll and Payroll Taxes increased from $215,806 in 2001 to $311,469 in 2002, an increase of 44%. The increase is attributable to the approximately 20 employees associated with the Vintage operations who were transferred to the Company payroll during the consolidation of assets during the fourth quarter.

Professional Services increased from $18,127 in 2001 to $61,393 in 2002, an increase of 239%. The increase relates to the audit and legal fees associated with the Vintage acquisition transaction.

Other Operating Expenses, which includes such expenses as rent, telephone, utilities, postage, office supplies, and maintenance, decreased from $102,427 in 2001 to $90,680 in 2002, a decrease of 11%. The decrease relates principally to reduced telephone and data line expenses in connection with the wind-down and de-emphasis of the MobiLAN® division.

The Net Loss increased from $361,334 in 2002 to $900,778 in 2002. The increased loss is attributable to the increased costs to consummate the Vintage transaction, the shutdown of the Vintage plant for almost sixty days, for the relocation and consolidation of facilities, and Bad Debt write-off of the amount due from the factoring company. The Net Loss Per Share was $.02 in 2002 and $.01 in 2001. The Company’s operating loss carryforwards are approximately $3,400,000 which are recoverable as income tax savings through the year 2022.

The Company’s short term liquidity and capital needs have been satisfied primarily from the continuing sale of the Company’s common stock, and loans from shareholders. The Company continues to seek the support of underwriters and market makers for the handling of its stock sales. The Company has engaged the services of Atlas Stock Transfer Corporation as its outside Stock Registrar and Transfer Agent.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
  and Stockholders
Mobile Area Networks, Inc.
(A Florida Corporation)
Heathrow, Florida

We have audited the accompanying balance sheet of Mobile Area Networks, Inc. as of December 31, 2002, and the related statements of changes in stockholders’ deficit, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mobile Area Networks, Inc. as of December 31, 2001, were audited by other auditors whose report dated March 12, 2002, on those statements included an explanatory paragraph that described the going concern uncertainty discussed in Note 5 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Mobile Area Networks, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N to the financial statements, the Company has suffered recurring losses, has substantial debt and, at December 31, 2002, liabilities exceed assets. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP
Rotenberg & Co., LLP Rochester, New York February 8, 2003

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

BALANCE SHEETS

December 31,	2002	2001

ASSETS

Current Assets
Cash and Cash Equivalents	$5,874	$2,261
Accounts Receivable - Net of Allowance for Doubtful Accounts	41,004	1,575
Inventory	116,070	—

Total Current Assets	162,948	3,836

Property and Equipment - Net of Accumulated Depreciation	750,313	45,017

Other Assets
Security Deposits	23,304	—

Total Assets	$936,565	$48,853

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Line of Credit	$125,000	$—
Notes and Capital Leases Payable - Due Within One Year	137,190	—
Accounts Payable	301,331	56,394
Accrued Expenses	116,465	3,763
Unearned Revenue	9,200	—

Total Current Liabilities	689,186	60,157

Other Liabilities
Notes and Capital Leases Payable - Due After One Year	428,626	—
Accrued Salaries - Related Party	480,000	360,000
Advances from Stockholders	148,031	66,000

Total Liabilities	1,745,843	486,157

Stockholders’ Deficit
Common Stock: No Par; 50,000,000 Shares Authorized,39,327,154 and 36,132,903 Shares Issued and Outstanding, respectively	2,589,617	2,060,813
Accumulated Deficit	(3,398,895)	(2,498,117)

Total Stockholders’ Deficit	(809,278)	(437,304)

Total Liabilities and Stockholders’ Deficit	$936,565	$48,853

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number Of Shares	Common Stock	Accumulated Deficit	Stockholders’ Deficit

Balances - December 31, 2000	33,590,353	$1,968,745	$(2,136,783)	$(168,038)

Issuance of Common Stock for Cash	2,542,550	95,062	—	95,062

Stock Issuance Costs	—	(2,994)	—	(2,994)

Net Loss	—	—	(361,334)	(361,334)

Balances - December 31, 2001	36,132,903	2,060,813	(2,498,117)	(437,304)

Issuance of Common Stock for Cash	1,289,251	209,862	—	209,862

Stock Issuance Costs	—	(1,558)	—	(1,558)

Issuance of Common Stock in Exchange for Assets and Certain Liabilities of Vintage Industries, Inc.	1,440,000	274,000	—	274,000

Issuance of Common Stock in Exchange for Services Rendered	215,000	21,500	—	21,500

Issuance of Common Stock in Connection With Debt Conversion	250,000	25,000	—	25,000

Net Loss	—	—	(900,778)	(900,778)

Balances - December 31, 2002	39,327,154	$2,589,617	$(3,398,895)	$(809,278)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

STATEMENTS OF OPERATIONS

Years Ended December 31,	2002	2001

Revenues - Net of Returns and Allowances	$309,389	$136,142

Cost of Goods Sold	208,844	60,326

Gross Profit	100,545	75,816

Operating Expenses
Amortization	—	3,056
Bad Debts	361,436	13,500
Depreciation	98,338	27,502
Finance Charges	7,836	—
Interest	50,122	—
Outside Services	19,854	52,062
Payroll and Payroll Taxes	311,469	215,806
Professional Services	61,393	18,127
Other Operating Expenses	90,680	102,427

Total Operating Expenses	1,001,128	432,480

Loss Before Other Income and (Expenses)	(900,583)	(356,664)

Other Income and (Expenses)
Other Income	165	—
Loss on Disposal of Assets	(360)	(4,670)

Loss Before Provision for Taxes	(900,778)	(361,334)

Provision for Taxes	—	—

Net Loss	$(900,778)	$(361,334)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	36,417,965	35,447,266

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

STATEMENT OF CASH FLOWS

Years Ended December 31,	2002	2001

Cash Flows from Operating Activities

Net Loss	$(900,778)	$(361,334)

Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Amortization	—	3,056
Bad Debts	361,436	13,500
Depreciation	98,338	27,502
Loss on Disposal of Assets	360	4,670
Interest on Advances from Stockholders	6,831	—
Payment of Services Rendered via Issuance of Common Stock	21,500	—

Changes in Assets and Liabilities:
Accounts Receivable	(59,195)	(5,816)
Inventory	38,479	35,752
Security Deposits	230	—
Accounts Payable	45,031	31,997
Accrued Expenses	12,048	(20,350)
Unearned Revenue	9,200	—
Accrued Salaries - Related Party	120,000	120,000

Net Cash Flows from Operating Activities	(246,520)	(151,023)

Cash Flows from Investing Activities
Acquisition of Property and Equipment	(32,820)	—

Cash Flows from Financing Activities
Advances from Stockholders	100,200	50,000
Proceeds from Issuance of Common Stock	208,304	92,068
Repayment of Notes and Capital Leases Payable	(25,551)	—

Net Cash Flows from Financing Activities	282,953	142,068

Net Change in Cash and Cash Equivalents	3,613	(8,955)

Cash and Cash Equivalents - Beginning of Year	2,261	11,216

Cash and Cash Equivalents - End of Year	$5,874	$2,261

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

STATEMENTS OF CASH FLOWS - continued

Years Ended December 31,	2002	2001

Supplemental Disclosures

Interest Paid	$39,855	$—
Income Taxes Paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of Assets and Assumption of Certain Liabilities of Vintage Industries, Inc. as follows:
Assumption of Cash Overdraft	$(8,861)	$—
Acquisition of Accounts Receivable	341,670	—
Acquisition of Inventory	154,549	—
Acquisition of Property and Equipment	721,174	—
Acquisition of Security Deposits	23,534	—
Assumption of Line of Credit	(125,000)	—
Assumption of Accounts Payable	(185,906)	—
Assumption of Accrued Expenses	(55,793)	—
Assumption of Notes and Capital Leases Payable	(591,367)	—
Purchase Price Paid via Issuance of Common Stock	(274,000)	—

Total Cash Paid for Assets and Certain Liabilities of Vintage Industries, Inc.	$—	$—

Acquisition of Equipment	$50,000	$—
Purchase Price Paid via Assumption of Accounts Payable	(14,000)	—
Purchase Price Paid via Assumption of Customer Deposits	(36,000)	—

Total Cash Paid for Equipment	$—	$—

Repayment of Advances from Stockholders via Issuance of Common Stock	$25,000	$—

Payment of Services Rendered via Issuance of Common Stock	$21,500	$—

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

NOTES TO FINANCIAL STATEMENTS

Note A - Nature of Operations

Mobile Area Networks, Inc. (the “Company”) was incorporated on May 23, 1996 in the State of Texas, and subsequently transferred all of its assets to a Florida Corporation, which was formed for the purpose of providing all aspects of wireless data communication including LAN-speed data connectivity service to remote home-office network services and to the Internet from frequently traveled routes and places such as hotels and airports.

Operations of the Company, up to the date of acquisition of Vintage Industries, Inc. (“Vintage”), was devoted primarily to product development and marketing, raising capital, administrative activities and deployment of communications network infrastructure and service demonstration systems for both the MobiLAN® and Learningport.com™ divisions. Since the date of the acquisition agreement of Vintage, the operations of the Company have been devoted primarily to assimilating the assets and operations of Vintage into the Company. The primary business of Vintage is the design, engineering and production of intricate plastic molds and the production of plastic and metal parts.

Resources of the Company, up to the date of the acquisition of Vintage, were devoted to marketing its concept of CAI (computer assisted instruction), also known as E-Learning Solutions through its internet domain portal named Learningport.com™. Since the date of the acquisition agreement of Vintage, the resources of the Company have been devoted to assimilating the assets and operations of Vintage into the Company. Both MobiLAN® and Learningport.com™ will continue as divisions of the Company, but neither division will receive significant capital resources until such time as revenue opportunities begin to re-emerge.

Note B - Summary of Significant Accounting Policies

Method of Accounting

The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable Factoring

Vintage Industries, Inc. had an arrangement with a financial services company, in which Vintage delivered current sales invoices to the financial services company in return for cash. Under the arrangement, proceeds typically received from the delivery of invoices approximate 63%, which is net of fees and interest of approximately 22% and a holdback allowance of approximately 15%. Customer invoices which are or become ineligible reduce the proceeds received from delivery of future customer invoices. Ineligible customer invoices revert back to Vintage for collection. There is no holdback allowance balance at December 31, 2002 and 2001. As of December 31, 2002, the Company has ceased factoring any new receivables and was in the process of concluding its business relationship with the financial services company.

Allowance for Doubtful Accounts and Bad Debts

The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $13,495 and $31,500 at December 31, 2002 and 2001, respectively. During the fourth quarter of 2002, the Company recorded Bad Debts of approximately $350,000 which was attributable primarily to the factoring arrangement of Vintage. Continued deterioration of the economy led to significant receivables to be deemed uncollectible.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

NOTES TO FINANCIAL STATEMENTS

Note B - Summary of Significant Accounting Policies - continued

Inventory

Inventory consists of raw materials, work-in-process, and finished goods and is stated at the lower of cost or market using the first-in, first-out method.

Property, Equipment and Depreciation

Property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over the estimated useful lives as follows:

Manufacturing Equipment	5 Years
Computer Equipment and Software	5 Years
Office Furniture and Equipment	5 - 7 Years
Leasehold Improvements	5 Years

Maintenance and repairs are charged to expense. The cost of the assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

Advances from Stockholders

Advances from stockholders consists of advances due on demand for working capital purposes. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the Company has imputed interest at the prime rate plus 1%. Imputed interest expense for the years ended December 31, 2002 and 2001 was $6,831 and $-0-, respectively.

Revenue Recognition

Revenues from product sales are recognized when both the goods are shipped and the customer’s right of return has expired in the Vintage division. Unearned revenue results from deposits received on jobs still in progress.

In accordance with the provisions of the AICPA’s Statement of Position 97-2, “Software Revenue Recognition”, revenue is recognized as sales orders are received in the Learningport.com™ division.

In the MobiLAN® division, revenue is recognized as data communication and consulting services are provided or upon sale and/or installation of related computer hardware and software.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, which may at times exceed federally insured limits, and trade accounts receivable. The Company had no cash balances that exceeded insured limits at December 31, 2002 or 2001. Cash is placed primarily in high quality short term interest bearing financial instruments.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

NOTES TO FINANCIAL STATEMENTS

Note B - Summary of Significant Accounting Policies - continued

Concentrations of Credit Risk - continued

The Company had one significant customer from the Vintage division for the year ended December 31, 2002. The one significant customer represented approximately fifty-one percent (51%) of sales for the Vintage division for the year ended December 31, 2002, and comprised of approximately thirty-six percent (36%) of the accounts receivable balance at December 31, 2002.

The Company had no significant customers for the year ended December 31, 2001. The Company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business and maintains an allowance for anticipated credit losses.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivables, inventory, security deposits, accounts payable, and accrued expenses approximated book value at December 31, 2002 and 2001, because of the immediate or short-term maturity of these financial instruments.

The fair value of property and equipment, line of credit, notes and capital leases payable, and advances from stockholders could not be obtained without incurring excessive costs as they have no readily determinable market price.

Stock Transactions

Shares of common stock or common stock equivalents issued for services performed are valued at either the fair value of the equity instruments issued or the value of services performed, whichever is the more reliable measure.

During the year ended December 31, 2002, two stockholders were issued stock in satisfaction of repayment of their advances to the Company. No stock was issued in satisfaction of repayment of advances from stockholders during the year ended December 31, 2001.

Net Loss Per Common Share

Net loss per common share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic Earnings Per Share is calculated by dividing loss available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended December 31, 2002 and 2001.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

NOTES TO FINANCIAL STATEMENTS

Note B - Summary of Significant Accounting Policies - continued

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred tax assets and liability balances. The Company had no material deferred tax assets or liabilities at December 31, 2002 and 2001.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $3.4 million in net operating losses as of December 31, 2002, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carryforward periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

Note C - Business Segments

The Company operates in two principal business segments. Through its Vintage division, the Company is in the business of design, engineering, and production of intricate plastic molds and the production of plastic and metal parts. (Segment I) The Company is also engaged in the deployment of communications network infrastructure and service demonstration systems. (Segment II)

Information on the Company’s current business segments was as follows:

	Years Ended December 31,

	2002	2001

Segment I
Sales	$308,261	$—
Cost of Sales	(185,659)	—

Gross Profit	$122,602	$—
Other Revenues	53	—
Depreciation Expense	(80,399)	—
Interest Expense	(34,656)	—
Other Expenses	(705,337)	—

Net Loss	$(697,737)	$—

Total Assets	$907,792	$—

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

NOTES TO FINANCIAL STATEMENTS

Note C - Business Segments - continued

	Years Ended December 31,

	2002	2001

Segment II
Sales	$1,128	$136,142
Cost of Sales	(23,185)	(60,326)

Gross Profit	$(22,057)	$75,816
Other Revenues	112	—
Depreciation Expense	(17,939)	(27,502)
Interest Expense	(15,466)	—
Other Expenses	(147,691)	(409,648)

Net Loss	$(203,041)	$(361,334)

Total Assets	$28,773	$48,853

Reconciliation of Segment Information

Information for the Company’s reportable segments relates to the company’s totals as follows:

	Years Ended December 31,

	2002	2001

Revenues
Total Revenues for Reportable Segments	$309,554	$136,142

Total Revenues	$309,554	$136,142

Profit or Loss
Total Profit or Loss for Reportable Segments	$(900,778)	$(361,334)

Total Net Loss	$(900,778)	$(361,334)

Assets
Total Assets for Reportable Segments	$936,565	$48,853

Total Assets	$936,565	$48,853

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

NOTES TO FINANCIAL STATEMENTS

Note D - Accounts Receivable

Accounts receivable consisted of the following:

December 31,	2002	2001

Trade	$52,527	$33,075
Reproductions	1,972	—

	$54,499	$33,075
Less: Allowance for Doubtful Accounts	13,495	31,500

Net Accounts Receivable	$41,004	$1,575

Note E - Inventory

Inventory consisted of the following:

December 31,	2002	2001

Raw Materials	$91,534	$—
Work-in-Process	21,143	—
Finished Goods	3,393	—

Total Inventory	$116,070	$—

Note F - Property and Equipment

Property and equipment consisted of the following:

December 31,	2002	2001

Manufacturing Equipment	$655,667	$—
Computer Equipment and Software	66,912	68,112
Office Furniture and Equipment	42,725	42,725
Leasehold Improvements	66,078	33,257
Equipment Held Under Capital Leases	115,507	—

	$946,889	$144,094
Less: Accumulated Depreciation	196,576	99,077

Net Property and Equipment	$750,313	$45,017

Depreciation expense for the years ended December 31, 2002 and 2001 was $98,338 and $27,502, respectively.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

NOTES TO FINANCIAL STATEMENTS

Note G - Line of Credit

Vintage Industries, Inc. has a $125,000 line of credit with Stearns Bank National Association. The balance at December 31, 2002 and 2001 was $125,000 and $-0-, respectively. The line bears interest at prime plus 2% (6.25% at December 31, 2002), with interest payable monthly. It has personal guarantees by four stockholders of Vintage Industries, Inc,. and a guarantee by the Small Business Association and is secured by a portion of the Company’s equipment and inventory.

The line of credit expired on March 28, 2002 and is in default. The Company is in negotiations with the lender for conversion to a time payment of the outstanding principal balance, and accumulated unpaid accrued interest, fees, and late charges.

Interest expense on the line of credit for the years ended December 31, 2002 and 2001 was $8,343 and $-0-, respectively.

Note H - Notes and Capital Leases Payable

Notes and capital leases payable consisted of the following:

December 31,	2002	2001

Notes Payable Business Loan Center, Inc. Note payable due December 2007, payable in monthly installments of $4,117, including principal and interest at prime plus 2¾% (7.00% at December 31, 2002). The loan is secured by all assets of Vintage Industries, Inc., with personal guarantees by four stockholders of Vintage Industries, Inc. and their spouses, with their residences pledged as additional security, assignment of life insurance in the amount of $350,000 on each of the Vintage Industries, Inc. stockholders, and a guarantee by the Small Business Association.	$211,025	$—

GE Capital Small Business Finance Corporation Note payable due June 2008, payable in monthly installments of $4,999, including principal and interest at prime plus 2¼% (6.50% at December 31, 2002). The loan is secured by all assets of Vintage Industries, Inc. in excess of $350,000 with personal guarantees by four stockholders of Vintage Industries, Inc. with their residences pledged as additional security, and a guarantee by the Small Business Association.	290,406	—

Capital Leases Payable Intech Funding Corp. Equipment lease for a four-year term, due February 2004, payable in monthly installments of $1,333, including principal and interest at 9.406%.	$23,446	—

- continued -

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

NOTES TO FINANCIAL STATEMENTS

Note H - Notes and Capital Leases Payable - continued

December 31,	2002	2001

Associates Leasing, Inc. Equipment lease for a five-year term, due February 2005, payable in monthly installments of $273, including principal and interest at 11.383%.	$7,512	$—

Citigroup Equipment lease for a five-year term, due May 2005, payable in monthly installments of $1,176, including principal and interest at 14.418%.	33,427	—

Total Notes and Capital Leases Payable	$565,816	$—

Less: Amount Due Within One Year	137,190	—

Amount Due After One Year	$428,626	$—

Annual maturities of notes and capital leases payable for the five years succeeding December 31, 2002 are as follows:

2003	2004	2005	2006	2007	Thereafter	Total

$137,190	$102,047	$96,325	$96,587	$99,455	$34,212	$565,816

The present value of future minimum lease payments is as follows:

December 31,	2002	2001

Total Future Minimum Lease Payments	$75,217	—

Less: Amount Representing Interest	10,832	—

Present Value of Net Future Minimum Lease Payments	$64,385	—

Interest expense on the notes and capital leases payable for the years ended December 31, 2002 and 2001 was $34,948 and $-0-, respectively

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

NOTES TO FINANCIAL STATEMENTS

Note I - Leases

On March 31, 1997, the Company entered into a building lease for administrative facilities, with an unrelated third party, commencing June 1, 1997. The term of the lease is for seventy-five months, with monthly rental payments of $2,083 for the first year, and increasing each year thereafter based on the Cost of Living Index. As of December 31, 2002, the monthly rental payments are $2,466.

On January 1, 1998 Vintage Industries, Inc. entered into a building lease for grips production space, with an unrelated third party. The term of the lease was for one year, with a renewal option for two additional years. The lease required monthly rental payments of $544. On January 1, 2001, the lease was verbally extended on a month-to-month basis, with the monthly rental payment remaining at $544. This lease was not assumed by the Company and the space was vacated during consolidation.

On April 1, 1999 Vintage Industries, Inc. entered into a building lease for office and manufacturing space with an unrelated third party, commencing October 1, 1999. The term of the lease was for three years, with monthly rental payments of $4,134 for the first year, and increasing each year thereafter based on the Consumer Price Index. The lease expired on September 30, 2002 and Vintage Industries, Inc. agreed to extend the terms on a month-to-month basis until the closing date of the building purchase by the Company from the lessor. The extended terms required a downpayment of $20,000 on the anticipated purchase price. Subsequently negotiations failed on the purchase and the Company’s management decided to obtain an alternate site and negotiations were terminated and Vintage Industries, Inc. vacated that building as of November 30, 2002. The Company has entered into a new lease for office and manufacturing facilities with an unrelated third party and has relocated the Vintage assets and operations.

On March 19, 2001 Vintage Industries, Inc. entered into a building lease for an engineering office with an unrelated third party. The term of the lease was for one year, commencing April 15, 2001, with a renewal option for one additional year. The lease required monthly rental payments of $868. On April 16, 2002, the lease was verbally extended on a month-to month basis, with the monthly rental payment remaining at $868. The lease was terminated effective on November 30, 2002, when the Company relocated its engineering office to the main office of Mobile Area Networks, Inc.

On January 22, 2002 Vintage Industries, Inc. entered into a building lease for warehouse space with an unrelated third party. The lease was on a month-to-month basis and required monthly rental payments of $273. The lease was terminated effective November 30, 2002, in conjunction with the relocation of the Vintage assets and operations.

On November 11, 2002, the Company entered into a building lease for office and manufacturing space, with an unrelated third party. The term of the lease is for five years and requires monthly rental payments of $8,414.

Future minimum lease payments for the five years succeeding December 31, 2002 is as follows:

2003	2004	2005	2006	2007	Total

$120,696	$100,968	$100,968	$100,968	$84,140	$507,740

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

NOTES TO FINANCIAL STATEMENTS

Note J - Acquisitions

Vintage Industries, Inc.

On August 12, 2002, the Company entered into an asset purchase agreement to acquire all of the operating assets of Vintage Industries, Inc. (“Vintage”) in a stock for assets purchase. A portion of the results of Vintage’s operations have been included in the Company’s financial statements since that date. The assets acquired consisted of an on going business with computerized plastics molds engineering and manufacturing equipment including a complete machine tool shop, patents pending for a process that rapidly produces plastic injection molds, numerous plastics injection molding presses, all office and support equipment, and the then existing customer base of the company.

The Company pledged 1,440,000 shares of Restricted Common Stock, with a fair market value of approximately $274,000 according to the trading price of public shares on the day of the agreement, to be disbursed among the then shareholders of and by Vintage Industries, Inc. Vintage was to be dissolved in a timely manner, and all future operations will continue as a business segment of the Company. The Company has also agreed to assume responsibility for Certain Current and long-term liabilities of Vintage. After the issuance of the shares used in this transaction, the effect will be that the former shareholders of Vintage will own jointly approximately 4% of the then outstanding shares of the Company. The agreement also includes a Non-Competition Agreement for the former shareholders of Vintage for three years.

The acquisition of Vintage was accounted for using the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations (SFAS 141), and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values on the date of acquisition.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

August 12,	2002

Accounts Receivable	$341,670
Inventory	154,549
Property and Equipment	721,174
Security Deposits	23,534
Line of Credit	(125,000)
Cash Overdraft	(8,861)
Accounts Payable	(185,906)
Accrued Expenses	(55,793)
Notes and Capital Leases Payable	(591,367)

$274,000
Less: Book Value of Assets Acquired and Liabilities Assumed	(186,797)

Increase to Fair Value of Net Assets Acquired	$460,797

The fair value of net assets acquired exceeded the purchase price, therefore the increase to fair value was allocated to property and equipment, due to the property and equipment book value of $260,377 being understated to its replacement/fair market value of approximately $1,700,000 (based on an independent appraisal performed on October 2, 2001).

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

NOTES TO FINANCIAL STATEMENTS

Note J - Acquisitions - continued

Vintage Industries, Inc. - continued

The allocation of the purchase price to the fair value of the assets acquired has been revised since the initial preliminary allocation, based upon management’s re-appraisal of the assets acquired and Certain liabilities assumed. The revisions had no impact on stockholders’ deficit or net loss in the accompanying financial statements.

The Company’s unaudited pro forma results of operations for the years ended December 31, 2002 and 2001, shown below, are presented assuming that the Vintage acquisition had occurred on January 1, 2001.

December 31,	2002	2001

Pro Forma Revenue	$1,070,221	$2,364,170

Pro Forma Net Loss	$(1,258,210)	$(424,799)

Pro Forma Loss per Share - Basic and Diluted	$(0.03)	$(0.01)

Recoton Equipment

On September 12, 2002, the Company entered into an asset purchase agreement for equipment from Recoton Corporation for $50,000. Payment terms are $14,000 in the assumption of Recoton accounts payable to Vintage, and the satisfaction of purchase orders of Recoton customers amounting to $36,000.

Note K - Litigation

On October 3, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by David Byron, a former stockholder of Vintage Industries, Inc., for non-delivery of 288,000 shares of Restricted Common Stock of Mobile Area Networks, Inc., per the general mutual release and separation agreement between Vintage Industries, Inc. and Mr. Byron. Mr. Byron is seeking immediate delivery of the 288,000 shares of restricted common stock of Mobile Area Networks, Inc. and damages in the amount of the value of the stock. The Company is withholding the delivery of the shares pending the return of Vintage division owned assets allegedly held by Mr. Byron. The Company intends to vigorously defend its position and does not believe the range of loss, if any, can be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements.

On December 17, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by a former landlord of Vintage Industries, Inc., H. D. & Beverly Holsombach, for alleged past due rent and damages for breach of lease, amounting to approximately $20,000, resulting from the relocation of the Vintage division’s main manufacturing facility. The plaintiff’s are seeking damages against a former stockholder of Vintage Industries, Inc. and the Company, who allegedly assumed the lease obligation. The Company has filed a Motion to Dismiss with this lawsuit on the basis that the lease obligation was not assumed by the Company and that the lease had already expired and could not have been assumed. The Company intends to vigorously defend its position and does not believe the range or loss, if any, can be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

NOTES TO FINANCIAL STATEMENTS

Note L - Related Party Transaction

The Company’s President and Chief Executive Officer has agreed to defer his salary until such time the Company’s cash position will allow such payments. Compensation of $120,000 per year has been accrued for in the accompanying financial statements under the Accrued Salaries - Related Party caption on the Balance Sheet.

Note M - Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and therefore meet the criteria for classification as an extraordinary item. SFAS 145 also requires that modifications to a capital lease that make it an operating lease be accounted for, as applicable, in accordance with FASB Statement No. 98, Accounting for Leases, or FASB Statement No. 28, Accounting for Sales with Leasebacks. SFAS 145 is required to be applied in fiscal years beginning after May 15, 2002 and to provisions relating to modifications of a capital lease that make it an operating lease as of May 15, 2002. Upon adoption of SFAS 145, gains and losses on debt extinguishment that have been shown in the income statement as extraordinary items in prior periods should be reclassified, unless they meet the criteria for extraordinary status per Opinion 30.

In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002.

The Company is assessing, but does not expect the adoption of SFAS 145 and SFAS 146, as of January 1, 2003, to have a material effect on its future financial position and results of operations.

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 123 has been amended to require disclosure of additional information concerning the effects of stock-based employee compensation on earnings. Finally, SFAS 148 amends APB Opinion 28, Interim Financial Reporting, to call for disclosure of SFAS 123 proforma information on a quarterly basis. SFAS 148 is effective for fiscal years ending after December 15, 2002. Interim quarterly disclosures are required for reports containing condensed financial statements for periods beginning after December 15, 2002.

The Company has adopted SFAS 148, for the fiscal year ended December 31, 2002, and has determined that it has had no impact on the financial position and results of its operations for the year ended December 31, 2002.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Heathrow, Florida

NOTES TO FINANCIAL STATEMENTS

Note N - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $900,778 and $361,334 for the years ended December 31, 2002 and 2001, respectively. As a result, there is an accumulated deficit of $3,398,895 at December 31, 2002. The primary causes of the losses are attributable to the write-off of uncollectible receivables and increased operating costs, due to the acquisition of the Vintage division in 2002, and general operating costs associated with start-up activities, while generating minimal revenue, in 2001.

The Company’s continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company plans to raise sufficient working capital through equity offerings, restructure debt to lower its monthly payments and interest costs, and cease factoring of receivables. The Company continues to fund operational deficits through the acquisition of debt and equity financing through private individuals. The Company is currently renegotiating bank lines of credit and is pursuing venture capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 8.            Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None –

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)       Directors and Executive Officers:

At the present time, the Company’s Board of Directors consists of three members. No other is nominated to join the Board at this time, but the Company expects to add to the Board in the near future.

George E. Wimbish, age 59, is a founder of the Company and its concept, and has been a Director of the predecessor (Texas) Company since November 3, 1996, and Chairman, President and CEO since March 28, 1997. His term of office is yearly until a successor is chosen. His business experience for the past 5 years includes serving as the Company’s Chief Executive Officer. Mr. Wimbish does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

Dr. Robert M. Good, age 65, is a founder and has been a Director and Treasurer of the predecessor (Texas) Company since November 3, 1996. His business experience has been as a private investor in various ventures for the past 16 years. He is a licensed stockbroker, but does not participate as a broker in selling the Company’s stock. Dr. Good operated a successful dental practice in Long Island, New York and sold the practice to achieve early retirement. Dr. Good has served as an officer of numerous companies. Dr. Good does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

Dr. Russell M. Graham, M.D. age 44, has been a Director of the Company since November 1998. Dr. Graham has been a practicing Physician for more than the past 11 years. He is a Principal in a Clinical Research Company, and is a licensed pilot. Dr. Graham does not serve as a Director of any other reporting company. He resides in Altamonte Springs, Florida. Dr. Graham has introduced the Company to other business and Investment community leaders.

Jerald R. Hoeft, CPA, age 60, was appointed Chief Financial Officer in January, 2001. Mr. Hoeft has been a practicing CPA in the Orlando area since the end of 1998. Prior to 1999, he was in the financial services industry for over twenty-five years where he served as a chief financial officer and director for several leading public and privately-held companies. Mr. Hoeft does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

(b)       Significant Employees and Consultants

Judy D. Wimbish: Executive Assistant to the CEO. Ms. Wimbish is the wife of the CEO and has served full time with only token compensation since the first of 1998 until the present. She has assisted with structuring the office and has been a valued member of the marketing team. She has served as a communicator to the investment community.

Lewis C. Thomas: Technologies Director. Mr. Thomas, an early private investor in the Company, serves as a consultant when needed. He completed a Naval career with the rank of Commander with Top Secret EBI Clearance. Holds a Master of Science and Bachelor of Science in Electrical Engineering with highest distinction from Purdue University. He completed the Air Force Air Intelligence Training Program, Denver, CO and the Naval Integrated Operational Intelligence System Training Program. Mr. Thomas’s career in engineering management includes computer interface devices and an in-depth background in military reconnaissance, space satellite and intelligence systems. He directed Navy advance space technology programs and he holds various patents in related products of the Company.

Paul Savage: Research and Development Director. Mr. Savage has more than 25 years experience in Principal wireless product design in digital, analog, RF, and microwave circuit design. He also possesses extensive field experience in the implementation of wireless on towers and other locations. Mr. Savage currently serves in a consulting role to the Company.

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

Charles L. Gonano: Operations Manager for the Vintage division. Gonano brings considerable experience in sales, sales management, and marketing. Mr. Gonano also has extensive experience in the area of corporate management, having been responsible for the day-to-day operations of several small to mid-level companies for a large national corporation.

All primary employees and consultants have entered contracts in favor of the Company for non-compete, non-circumvent, non-disclose, and trade secrets protection.

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

The Company’s current policy is that Directors serve without compensation. However, in the future it may be in the Company’s best interests to compensate Directors in a manner that will attract the most qualified people to serve on the Company’s Board. Through December 31, 2002 the officers of the Company have served without compensation other than the allowance to acquire founders stock. The Company’s management may determine when it is in the best interest of the Company to compensate officers. For the years 1998 through 2002, Mr. Wimbish’s annual salary was $120,000, a portion of which has not been collected and remains in accrued expenses on the 2001 and 2002 balance sheets.

Item 11.          Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2002 with respect to each director and officer and any person who is known to the Company to be the beneficial owner of five percent (5%) or more of the Company’s outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares held by all directors and officers, individually and as a group.

(1) Name And Address Of Owner	(2) Shares Owned		(3) Percent Before Offering Total Sold.		(4) Percent After Sales of Maximum Offering

George E. Wimbish Director, Chairman, President, & CEO 1275 Lake Heathrow Lane (Suite 115) Heathrow, Fl 32746	25,500,000	(a)	64.84%		60.52%

Dr. Robert M. Good Director, Secretary-Treasurer 1275 Lake Heathrow Lane (Suite 115) Heathrow, Fl 32746	2,150,000	(a)	5.47%		5.10%

Dr. Russell M. Graham 109 Camphor Tree Lane Altamonte Springs, Fl. 32714	135,000	(d)	0.34%		0.32%

Subtotal	27,785,000		70.65%		65.94%

Other Private Shareholders	9,350,854	(b)	23.78	%(c)	22.19	%(c)

Publicly traded shares	2,191,300		5.57%		5.20%

New Shareholders	2,808,700		—		6.67%
From Offering If All Sold

Total	42,135,854	(e)	100.0%		100.0%

(a)       Within the knowledge of the issuer, no other person holds or shares the power to vote or direct the voting of securities described pursuant to subsection (a) above. No other person holds shares or the power to vote 5% or more of the issuer’s voting securities.

(b)      The Company may utilize private stock shares as incentive or compensation for the product and service marketing efforts of the Company’s employees, when appropriate.

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

(e)       This amount includes 2,808,700 publicly registered shares that have not been sold to date.

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

Signature	Title	Date

/s/ GEORGE WIMBISH	Director, Chairman, President, Chief Executive	March 26, 2003

George Wimbish

/s/ ROBERT M. GOOD	Director, Secretary-Treasurer.	March 26, 2003

Robert M. Good

/s/ JERALD R. HOEFT	Chief Financial Officer	March 26, 2003

Jerald R. Hoeft

/s/ RUSSELL M. GRAHAM	Director	March 26, 2003

Russell M. Graham

CERTIFICATION

In connection with the Annual Report of Mobile Area Networks, Inc. (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, George Wimbish, Chief Executive Officer and Jerald R. Hoeft, Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)      The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date: March 26, 2003
/s/ GEORGE WIMBISH

George Wimbish Chief Executive Officer

/s/ JERALD R. HOEFT

Jerald R. Hoeft Chief Financial Officer

CERTIFICATION PURSUANT TO THE
SARBANES-OXLEY ACT

We, George Wimbish, the Chief Executive Officer, and Jerald R. Hoeft, the Chief Financial Officer of Mobile Area Networks, Inc., certify that:

1.         We have reviewed this annual report on Form 10-KSB of Mobile Area Networks, Inc.;

2.         Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         We have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         We have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ GEORGE WIMBISH

George Wimbish Chief Executive Officer

/s/ JERALD R. HOEFT

Jerald R. Hoeft Chief Financial Officer