Form 10QSB
period 2003-03-31
MOBILE AREA NETWORKS INC
filed 2003-05-14
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________________ to ____________________.

Commission file number 333-18439

Mobile Area Networks, Inc.

(Exact Name of Small Business User as Specified in its Charter)

Florida	59-3482752

(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

1275 Lake Heathrow Lane, Suite 115, Heathrow, Florida	32746

(Address of Principal Executive Offices)	(Zip Code)

407-333-2350

(Issuer’s telephone Number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Shares of Common Stock outstanding at March 31, 2003– 40,616,484

MOBILE AREA NETWORKS, INC.

MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Heathrow, Florida
Balance Sheets

	December 31, 2002	March 31, 2003

		(Unaudited)
Assets
Current assets:
Cash and Cash Equivalents	$5,874	17,394
Accounts Receivable-Net of Allowance for Doubtful Accounts	41,004	78,307
Inventory	116,070	159,570

Total current assets	162,948	255,271
Property and Equipment-Net of Accumulated Depreciation	750,313	706,806
Other Assets:
Security Deposits and Other Assets	23,304	31,784

Total Assets	$936,565	993,861

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of Credit	$125,000	125,000
Notes and Capital Leases Payable-Due Within One Year	137,190	137,190
Acounts Payable	301,331	270,757
Accrued Expenses	116,465	102,277
Unearned Revenue	9,200	0

Total current liabilities	689,186	635,224

Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	428,626	420,899
Accrued Salaries-Related Party	480,000	510,000
Advances from Stockholders	148,031	157,292

Total Liabilities	1,745,843	1,723,415
Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares,
issued and outstanding 39,327,154 and 40,616,484 shares, respectively	2,589,617	2,748,317
Accumulated Deficit	(3,398,895)	(3,477,871)

Total Stockholders’ Deficit	(809,278)	(729,554)

Total Liabilities and Stockholders’ Deficit	$936,565	993,861

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Heathrow, Florida
Statements of Operations

Three months ended March 31, 2003 and 2002
(unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Sales-Net of Returns and Allowances	$186,664	13,891
Cost of Goods Sold	153,199	7,459

Gross Profit	33,465	6,432
Operating Expenses
Depreciation	43,864	6,875
Interest and Finance Charges	12,444	1,543
Outside Services	—	3,882
Payroll and Payroll Taxes	41,796	61,639
Professional Services	5,000	—
Other Operating Expenses	9,337	14,829

Total Operating Expenses	112,441	88,768

Loss Before Provision for Taxes	(78,976)	(82,336)
Provision for Taxes	—	—

Net Loss for the Period	$(78,976)	(82,336)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	40,178,651	36,207,903
Net loss per share-Basic and Diluted	$(0.00)	(0.00)

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Heathrow, Florida
Statements of Cash Flows

Three months ended March 31, 2003 and 2002
(Unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Cash flows from operating activities
Net loss for the Period	$(78,976)	(82,336)
Adjustments to Reconcile Net Loss for the Period to Net Cash Flows from Operating Activities:
Depreciation	43,864	6,875
Changes in Assets and Liabilities:
Accounts Receivable	(37,303)	(4,820)
Inventory	(43,500)	—
Security Deposits and Other Assets	(8,480)	—
Accounts Payable	(30,574)	2,795
Accrued Expenses	(14,188)	34,738
Unearned Revenue	(9,200)	—
Accrued Salaries-Related Party	30,000	—

Net Cash Flows from Operating Activities	(148,357)	(42,748)
Cash Flows from Investing Activities
Acquisition of Property and Equipment	(357)	—
Cash Flows from Financing Activities
Advances from Stockholders	9,261	40,000
Proceeds from Issuance of Common Stock	158,700	17,087
Repayment of Notes and Capital Leases Payable	(7,727)	—

Net Cash Flows from Financing Activities	160,234	57,087

Net Change in Cash and Cash Equivalents	11,520	14,339
Cash and Cash Equivalents-Beginning of Period	5,874	2,261

Cash and Cash Equivalents-End of Period	$17,394	$16,600

Supplemental disclosure of cash flow information
Cash paid for:
Taxes	$—	—

Interest	$14,660	—

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Heathrow, Florida
Notes to Financial Statements

Note A -	Basis of Presentation

The condensed financial statements of Mobile Area Networks, Inc. (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Note B -	Subsequent Event

During April 2003, the Company renegotiated the terms of the Capital Lease Payable for a 3-D modeling machine with Citigroup. The new terms include cancellation of the existing lease terms, which results in the reduction of the liability balance of $24,927. The renegotiated purchase price of $8,500 is to be paid over four months, with the first payment due in April 2003.

Note C -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $78,976 and $82,336 for the three months ended March 31, 2003 and 2002, respectively. As a result, there is an accumulated deficit of $3,477,871 at March 31, 2003. The primary causes of the losses are attributable to the increased operating costs in 2003, due to the acquisition of the Vintage division, in August 2002, and general operating costs associated with start-up activities, while generating minimal revenue, prior to the acquisition of the Vintage division.

The Company’s continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company plans to raise sufficient working capital through equity offerings and restructure debt to lower its monthly payments and interest costs. The Company continues to fund operational deficits through the acquisition of debt and equity financing through private individuals. The Company is currently renegotiating bank lines of credit and is pursuing venture capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working Capital amounted to $(379,953) at March 31, 2003 compared to $(526,238) at December 31, 2002. Cash amounted to $17,394 at March 31, 2003 as compared to $5,874 at December 31, 2002. As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the three months ended March 31, 2003 and 2002 was $148,357 and $42,748, respectfully, primarily as a result of the Company’s net losses. For the three months ended March 31, 2003 and 2002, cash was provided primarily by additional stock issuance and advances from stockholders. During the three months ended March 31, 2003 and 2002, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

The Company’s operations up until August 12, 2002 have been devoted to product development, marketing and exploring acquisition candidates. On August 12, 2002, the Company entered into an agreement to acquire certain assets and assume certain liabilities of Vintage Industries, Inc. (“Vintage”) in a stock for assets purchase. The assets consisted of an ongoing business with computerized plastic molds engineering and manufacturing equipment, including a complete machine tool shop, patents pending for a process that rapidly produces plastic injection molds, numerous plastics injection molding presses, all office and support equipment and the existing customer base of Vintage.

Sales increased during the current period first quarter as compared with the year earlier period. For the three months ended March 31, 2003 sales were $186,664 and for the three months ended March 31, 2002, sales were $13,891. The increase relates to the Vintage acquisition.

Cost of Goods Sold also increased commensurate with the increase in revenues. For the three months ended March 31, 2003, Cost of Goods Sold were $153,199 and for the three months ended March 31, 2002, Cost of Goods Sold were $7,459.

Operating expenses increased from $88,768 for the three months ended March 31, 2002 to $112,441 for the three months ended March 31, 2003. Depreciation expense increased from $6,875 in the year earlier first quarter to $43,864 in the current year first quarter due to the acquisition of the presses, tools, molds and other equipment related to the Vintage transaction.

Interest and finance charges expense increased from $1,543 for the three months ended March 31, 2002 to $12,444 for the three months ended March 31, 2003. The current period interest and finance charges expense was incurred on the line of credit and notes and capital leases payable assumed by the Company in connection with the acquisition of the Vintage assets.

Outside Services expense decreased from $3,882 for the three months ended March 31, 2002 to $-0- for the three months ended March 31, 2003. The decrease relates to contracted labor expenses which have since been deemed unnecessary.

Payroll and Payroll Taxes expense decreased from $61,639 for the three months ended March 31, 2002 to $41,796 for the three months ended March 31, 2003. In the 2002 period, the entire Company payroll was charged to Operating Expenses. This included the administrative staff as well as the operations of the de-emphasized Learningport.com ™ division. In the 2003 period, only administrative payroll expenses are charged as Operating Expenses. Factory payroll and payroll tax expense is charged to Cost of Goods Sold.

Professional Services expense was $5,000 for the three months ended March 31, 2003 and $-0- for the three months ended March 31, 2002. During the current period, $5,000 was spent on legal expenses relating to pending litigation.

Other Operating Expenses were $9,337 for the three months ended March 31, 2003 and $14,829 for the three months ended March 31, 2002. The decrease relates principally to reduced telephone and data line expenses in connection with the wind-down and de-emphasis of the MobiLAN ® division.

The Net Loss for the Period was $78,976 for the three months ended March 31, 2003, a decrease from the $82,336 Net Loss reported for the three months ended March 31, 2002. The Net Loss Per Share remained unchanged at $0.00.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings:	None

Item 2.	Changes in Securities:	None

Item 3.	Defaults Upon Senior Securities:	None

Item 4.	Submission of Matters to a Vote of Security Holders:	None

Item 5.	Other Information:	None

Item 6.	Exhibits and Reports on Form 8-K:

Exhibits:

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

During the quarter ended March, 2003 no report on Form 8-K was filed or required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MOBILE AREA NETWORKS INC.

May 12, 2003	/s/ GEORGE WIMBISH

Date	George Wimbish Director, Chairman and President

CERTIFICATION

In connection with the Quarterly Report of Mobile Area Networks, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, George Wimbish, Chief Executive Officer and Jerald R. Hoeft, Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date: May 12, 2003	/s/ GEORGE WIMBISH

George Wimbish Chief Executive Officer

/s/ JERALD R. HOEFT

Jerald R. Hoeft Chief Financial Officer