Form 10QSB
period 2003-06-30
MOBILE AREA NETWORKS INC
filed 2003-08-13
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________.

Commission file number 333-18439

Mobile Area Networks, Inc.

(Exact Name of Small Business User as Specified in its Charter)

Florida	59-3482752
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1275 Lake Heathrow Lane, Suite 115, Heathrow, Florida	32746
(Address of Principal Executive Offices)	(Zip Code)

407-333-2350

(Issuer’s telephone Number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Shares of Common Stock outstanding at June 30, 2003–41,289,817

MOBILE AREA NETWORKS, INC.

Index

Page Number
PART 1. FINANCIAL INFORMATION

PART II. OTHER INFORMATION	9

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Heathrow, Florida

Balance Sheets

Assets

	December 31, 2002	June 30, 2003
		(Unaudited)
Current assets:
Cash	$5,874	36,737
Accounts Receivable-Net of Allowance for Doubtful Accounts	41,004	20,215
Inventory	116,070	114,929

Total current assets	162,948	171,881

Property and equipment, net of Accumulated Depreciation	750,313	669,461

Other Assets:
Security Deposits and Other Assets	23,304	31,784

Total assets	$936,565	$873,126

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of Credit	$125,000	$—
Notes and Capital Leases Payable-Due Within One Year	137,190	163,940
Accounts Payable	301,331	152,478
Accrued Expenses	116,465	74,379
Unearned Revenue	9,200	—

Total current liabilities	689,186	390,797
Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	428,626	460,339
Accrued Salaries-Related Party	480,000	540,000
Advances from Stockholders	148,031	155,748

Total Liabilities	1,745,843	1,546,884
Stockholders’ deficit:

Common stock, no par value; authorized 50,000,000 shares;
Issued and outstanding 39,327,154 and 41,289,817 shares.	2,589,617	2,849,290
Accumulated Deficit	(3,398,895)	(3,523,048)

Total stockholders’ deficit	(809,278)	(673,758)

Total liabilities and stockholders’ deficit	$936,565	$873,126

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Heathrow, Florida

Statements of Operations

Three and Six months ended June 30, 2003 and 2002

(Unaudited)

	Three months Ended June 30, 2003	Three months Ended June 30, 2002	Six months Ended June 30, 2003	Six months Ended June 30, 2002
Sales-Net of Returns and Allowances	$211,852	$4,240	$398,516	$18,131
Cost of Goods Sold	175,728	4,246	328,927	11,705

Gross Profit (Loss)	36,124	(6)	69,589	6,426

Operating expenses
Depreciation	43,744	6,875	87,608	13,750
Interest and Finance Charges	6,880	2,774	19,324	4,317
Outside Services	1,226	11,725	1,226	15,607
Payroll and Payroll Taxes	41,518	58,617	83,314	120,256
Professional Services	877	356	5,877	356
Other Operating Expenses	11,133	8,944	20,470	23,773

Total Operating Expenses	105,378	89,291	217,819	178,059

Loss Before Provision for Taxes	(69,254)	(89,297)	(148,230)	(171,633)

Other Income
Gain on Foregiveness of Debt	24,077	—	24,077	—

Loss Before Provision for Taxes	(45,177)		(124,153)

Provision for Taxes	—	—	—	—

Net Loss for the Period	$(45,177)	(89,297)	(124,153)	(171,633)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	40,850,476	36,340,301	40,514,183	36,252,313

Net loss per share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Heathrow, Florida

Statements of Cash Flows

Six months ended June 30, 2003 and 2002

(Unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Cash flows from operating activities
Net loss for the period	$(124,153)	$(171,633)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	87,608	13,750
Changes in Assets and Liabilities:
Accounts Receivable	20,789	—
Inventory	1,141	—
Other current assets	—	493
Security Deposits and Other Assets	(8,480)	—

Accounts Payable	(148,853)	(12,551)
Accrued Expenses	(42,086)	5,574
Unearned Revenue	(9,200)	—
Accrued Salaries-Related Party	60,000	60,000

Net Cash Flows from Operating Activities	(163,234)	(104,367)
Cash flows from Investing Activities
Acquisitions of Property and Equipment	(6,756)	—
Cash Flows from Financing Activities
Advances from stockholders	7,717	40,000
Proceeds from Issuance of Common Stock	259,673	82,734
Repayment of Notes and Capital Leases Payable	(66,537)	—

Net Cash Flows from Financing Activities	200,853	122,734

Net Change in Cash and Cash Equivalents	30,863	18,367
Cash and Cash Equivalents-Beginning of Period	5,874	2,261

Cash and Cash Equivalents-End of Period	$36,737	20,628

Cash paid for:
Taxes	$—	$—

Interest	$44,147	$—

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

Note B - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $124,153 and $171,633 for the six months ended June 30, 2003 and 2002, respectively. As a result, there is an accumulated deficit of $3,523,758 at June 30, 2003. The primary causes of the losses are attributable to the increased operating costs in 2003, due to the acquisition of the Vintage division, in August 2002, and general operating costs associated with start-up activities, while generating minimal revenue, prior to the acquisition of the Vintage division.

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

Note C - Foregiveness of Debt

The Company was successful in negotiating more favorable terms on a capitalized lease relating to an equipment purchase. The carrying value ($32,577) was satisfied by a Company commitment to remit $8,500 over a four month period. The resultant gain of $24,077 was recognized as Other Income for the period.

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working Capital amounted to $(218,916) at June 30, 2003 compared to $(526,238) at December 31, 2002. Cash amounted to $36,737 at June 30, 2003 as compared to $5,874 at December 31, 2002. As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the six months ended June 30, 2003 and 2002 was $165,234 and $104,367, respectfully primarily as a result of the Company’s net losses. For the six months ended June 30, 2003 and 2002, cash was provided primarily by additional stock issuance and advances from shareholders. During the six months ended June 30, 2003 and 2002, cash was used to fund operations.

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

Sales increased during the current period second quarter as compared with the year earlier period. For the three months ended June 30, 2003 sales were $211,852 and for the three months ended June 30, 2002, sales were $4,240. For the six months ended June 30, 2003, sales were $398,516 and for the six months ended June 30, 2002, sales were $18,131. The increases for both the three month and six month periods relate to the Vintage acquisition.

Cost of Goods Sold also increased commensurate with the increase in revenues. For the three months ended June 30, 2003, Cost of Goods Sold were $175,728 and for the three months ended March 31, 2002, Cost of Goods Sold were $4,246. For the six months ended June 30, 2003, Cost of Goods Sold were $328,927 and for the six months ended June 30, 2002, Cost of Goods Sold were $11,705.

Operating expenses increased from $89,291 for the three months ended June 30, 2002 to $105,378 for the three months ended June 30, 2003. For the six months ending June 30, 2002, operating expenses increased from $178,059 to $217,819 for the six months ending June 30, 2003. Depreciation expense increased from $13,750 for the year earlier six month period to $87,608 for the current year six month period due to the acquisition of the presses, tools, molds and other equipment related to the Vintage transaction.

Interest and Finance Charges increased from $2,774 for the three months ended June 30, 2002 to $6,880 for the three months ended June 30, 2003. Interest and Finance Charges increased from $4,317 for the six months ended June 30, 2002 to $19,324 for the six months ended June 30, 2003. The current period interest expense and finance charges were incurred on the line of credit and notes and capital leases payable assumed by the Company in connection with the acquisition of the Vintage assets.

Outside Services expense decreased from $11,725 for the three months ended June 30, 2002 to $1,226 for the three months ended June 30, 2003. For the six months ended June 30, 2002, Outside Services expense decreased from $15,607 to $1,226 for the six months ended June 30, 2003. The decrease relates to contracted labor expenses which have since been deemed unnecessary.

Payroll and Payroll Taxes expense decreased from $58,617 for the three months ended June 30, 2002 to $41,518 for the three months ended June 30, 2003. For the six months ended June 30, 2002, Payroll and Payroll Taxes expense decreased from $120,256 to $83,314 for the six months ended June 30, 2003. In the 2002 periods, the entire Company payroll was charged to Operating Expenses. This included the administrative staff as well as the operations of the since-discontinued Learningport.com™ division. In the 2003 period, only administrative payroll expenses are charged as Operating Expenses. Factory payroll and payroll tax expense is charged to Cost of Goods Sold.

Professional Services expense was $877 for the three months ended June 30, 2003 and $356 for the three months ended June 30, 2002. For the six months ended June 30, 2003, Professional Services expense was $5,877 as compared to $356 for the six months ended June 30, 2002. During the current six month period, $5,000 was spent on legal expenses relating to pending litigation.

Other Operating Expenses were $11,133 for the three months ended June 30, 2003 and $8,944 for the three months ended June 30, 2002. Other Operating Expenses were $20,470 for the six months ended June 30, 2003 and $23,773 for the six months ended June 30, 2002. The decrease relates principally to reduced telephone and data line expenses in connection with the wind-down and de-emphasis of the MobiLAN® division.

The Net Loss for the Period was $(45,177) for the three months ended June 30, 2003, a decrease from the $(89,297) Net Loss reported for the three months ended June 30, 2002. The Net Loss for the Period was $(124,153 for the six months ended June 30, 2003, a decrease from the $(171,633) Net Loss reported for the six months ended June 30, 2002. The Net Loss Per Share remained unchanged at $0.00.

Forward-Looking Statements

The Quarterly Report on Form 10-QSB contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company’s Annual Report included in its annual filing on Form 10-KSB.

Controls and Procedures

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures on June 30, 2003. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company’s filing of its quarterly report on Form 10-QSB for the quarterly period ended June 30, 2003.

Subsequent to June 30, 2003, through the date of this filing of Form 10-QSB for the quarterly period ended June 30, 2003, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings:	None

Item 2.	Changes in Securities:	None

Item 3.	Defaults Upon Senior Securities:	None

Item 4.	Submission of Matters to a Vote of Security Holders:	None

Item 5.	Other Information:	None

Item 6.	Exhibits and Reports on Form 8-K:

	(a) Exhibits:	None

(b) During the quarter ended June 30, 2003 no report on Form 8-K was filed or required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MOBILE AREA NETWORKS INC.

August 12, 2003	/s/ George Wimbish
Date	George Wimbish Director, Chairman and President