Form 10QSB
period 2003-09-30
MOBILE AREA NETWORKS INC
filed 2003-11-12
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________________ to ____________________.

Commission file number 333-18439

                           Mobile Area Networks, Inc.
         ---------------------------------------------------------------
         (Exact Name of Small Business User as Specified in its Charter)

                    Florida                               59-3482752
        -------------------------------                ----------------
        (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)                 Identification No.)

       2772 Depot Avenue, Sanford, Florida                    32773
     ----------------------------------------              ----------
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

                                                                  Yes |X| No |_|

Shares of Common Stock outstanding at September 30, 2003 - 41,779,817

                           MOBILE AREA NETWORKS, INC.

                                      Index

                                                                          Page
                                                                          Number
                                                                          ------

PART 1.              FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Independent Accountant's Report                          3

                     Balance Sheets
                        September 30, 2003 (Unaudited)
                           and December 31, 2002                              4

                     Statements of Operations
                        Three and Nine months ended
                          September 30, 2003 (Unaudited) and
                            September 30, 2002(Unaudited)
                                                                              5

                     Statements of Cash Flows
                       Nine months ended
                         September 30, 2003 (Unaudited) and
                           September 30, 2002 (Unaudited)                     6

                     Notes to Financial Statements                           7-8

          Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations        9-10

PART II.             OTHER INFORMATION                                       11

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Heathrow, Florida

                                 Balance Sheets
                                     Assets
                                     ------

                                                                                     September 30,
                                                                      December 31,      2003
                                                                         2002        (Unaudited)
                                                                      -----------    -----------

Current assets:
      Cash                                                            $     5,874         15,638
      Accounts Receivable-Net of Allowance for Doubtful Accounts           41,004         18,120
      Inventory                                                           116,070         87,051
                                                                      -----------    -----------
                Total current assets                                      162,948        120,809

Property and equipment, net of Accumulated Depreciation                   750,313        631,360

Other Assets:
      Security Deposits and Other Assets                                   23,304         23,304
                Total assets                                          $   936,565    $   775,473
                                                                      ===========    ===========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------
Current liabilities:
      Line of Credit                                                  $   125,000             --
      Notes and Capital Leases Payable-Due Within One Year                137,190        183,754
      Accounts Payable                                                    301,331        213,665
      Accrued Expenses                                                    116,465         66,422
      Unearned Revenue                                                      9,200             --
                                                                      -----------    -----------
                Total current liabilities                                 689,186        463,841

Other Liabilities:
     Notes and Capital Leases Payable-Due After One Year                  428,626        449,841
     Accrued Salaries-Related Party                                       480,000        570,000
     Advances from Stockholders                                           148,031        139,052
                                                                      -----------    -----------
Total Liabilities                                                       1,745,843      1,627,734
Stockholders' deficit:

      Common stock, no par value; authorized 50,000,000
        shares; Issued and outstanding 39,327,154 and
        41,779,817 shares                                               2,589,617      2,947,290
      Accumulated Deficit                                              (3,398,895)    (3,794,551)
                                                                      -----------    -----------

                Total stockholders' deficit                              (809,278)      (852,261)
                                                                      -----------    -----------
                Total liabilities and stockholders' deficit           $   936,565    $   775,473
                                                                      ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Heathrow, Florida

                            Statements of Operations
             Three and Nine months ended September 30, 2003 and 2002
                                   (Unaudited)

                                           Three months    Three months    Nine months     Nine months
                                               Ended           Ended          Ended           Ended
                                           September 30,   September 30,   September 30,   September 30,
                                                2003           2002            2003           2002
                                           ------------    ------------    ------------    ------------

Sales-Net of Returns and Allowances        $    153,594    $    141,598    $    552,110    $    159,730
Cost of Goods Sold                              234,848         152,522         563,775         166,079
                                           ------------    ------------    ------------    ------------
Gross Profit (Loss)                             (81,254)        (10,924)        (11,665)         (6,349)

Operating expenses
   Depreciation                                  43,744          25,099         131,352          38,849
   Interest and Finance Charges                  14,977           8,541          34,301          12,858
   Outside Services                               1,597           3,057           2,823          19,450
   Payroll and Payroll Taxes                     47,601          53,080         130,915         173,336
   Professional Services                          3,430          25,550           9,307          25,550
   Other Operating Expenses                      78,901          43,808          99,371          65,299
                                           ------------    ------------    ------------    ------------

Total Operating Expenses                        190,250         159,135         408,069         335,342
                                           ------------    ------------    ------------    ------------
Loss from Operations                           (271,504)       (170,059)       (419,734)       (341,691)
Other Income
   Gain on Foregiveness of Debt                      --          24,077              --
                                           ------------    ------------    ------------    ------------
Loss Before Provision for Taxes                (271,504)       (170,059)       (395,657)       (341,691)

Provision for Taxes                                  --              --              --              --
                                           ------------    ------------    ------------    ------------

Net Loss for the Period                    $   (271,504)       (170,059)       (395,657)       (341,691)
                                           ============    ============    ============    ============

Weighted Average Number of Common Shares

Outstanding-Basic and Diluted                41,476,882      37,454,027      40,775,567      36,657,287

Net loss per share-Basic and Diluted       $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                           ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Heathrow, Florida

                            Statements of Cash Flows
                  Nine months ended September 30, 2003 and 2002
                                   (Unaudited)

                                                  Nine Months     Nine Months
                                                     Ended           Ended
                                                  September 30,   September 30,
                                                     2003            2002
                                                   ---------       ---------
Cash flows from operating activities
Net loss for the period                            $(395,657)      $(341,691)
Adjustments to Reconcile Net Loss to Net Cash
Flows from Operating Activities:
   Depreciation                                      131,352          38,849
Changes in Assets and Liabilities:
   Accounts Receivable-net                            22,884         (71,846)
   Inventory                                          29,019          13,138
   Accounts Payable                                  (87,666)         16,825
   Accrued Expenses                                  (50,043)         22,450
   Unearned Revenue                                   (9,200)             --
   Accrued Salaries-Related Party                     90,000          90,000
                                                   ---------       ---------
Net Cash Flows from Operating Activities            (269,311)       (232,275)
Cash flows from Investing Activities
   Acquisitions of Property and Equipment            (12,399)             --
Cash Flows from Financing Activities
   Advances (repayments to) from stockholders         (8,979)         75,951
   Proceeds from Issuance of Common Stock            357,673         152,571
   Gain on Forgiveness of Debt                        24,077
   Repayment of Notes and Capital Leases Payable     (81,298)         (9,563)
                                                   ---------       ---------

Net Cash Flows from Financing Activities             291,473         194,589
                                                   ---------       ---------

Net Change in Cash and Cash Equivalents                9,763         (37,686)

Cash and Cash Equivalents-Beginning of Period          5,874           2,261
                                                   ---------       ---------

Cash and Cash Equivalents-End of Period            $  15,637         (35,425)
                                                   =========       =========

   Cash paid for:
      Taxes                                        $      --       $      --
                                                   =========       =========

      Interest                                     $  57,730             $--
                                                   =========       =========

The accompanying notes are an integral part of these financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Heathrow, Florida
                          Notes to Financial Statements

Note A - Basis of Presentation

      The condensed financial statements of Mobile Area Networks, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's annual report on Form 10-KSB.

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

Note B -  Going Concern

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $395,657 and $341,691 for the nine months ended September 30, 2003 and 2002, respectively. As a result, there is an accumulated deficit of $3,794,551 at September 30, 2003. The primary causes of the losses are attributable to the increased operating costs in 2003, due to the acquisition of the Vintage division in August 2002, and general operating costs associated with start-up activities, while generating minimal revenue, prior to the acquisition of the Vintage division.

      The Company's continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company plans to raise sufficient working capital through equity offerings and restructure of debt to lower its monthly payments and interest costs. The Company continues to fund operational deficits through the acquisition of debt and equity financing through private individuals. The Company is currently renegotiating bank lines of credit and is pursuing venture capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note C - Forgiveness of Debt

      The Company was successful in negotiating more favorable terms on a capitalized lease relating to an equipment purchase. The carrying value ($32,577) was satisfied by a Company commitment to remit $8,500 over a four month period. The resultant gain of $24,077 was recognized as Other Income in the second quarter.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                         Liquidity and Capital Resources

Working Capital amounted to $(343,032) at September 30, 2003 compared to $(526,238) at December 31, 2002. Cash amounted to $15,638 at September 30, 2003 as compared to $5,874 at December 31, 2002. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the nine months ended September 30, 2003 and 2002 was $269,311 and $232,575, respectfully primarily as a result of the Company's net losses. For the nine months ended September 30, 2003 and 2002, cash was provided primarily by additional stock issuance and advances from shareholders. During the nine months ended September 30, 2003 and 2002, cash was used to fund operations.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

                              Results of Operations

The Company's operations up until August 12, 2002 have been devoted to product development, marketing and exploring acquisition candidates. On August 12, 2002, the Company entered into an agreement to acquire certain assets and assume certain liabilities of Vintage Industries, Inc. ("Vintage") in a stock for assets purchase. The assets consisted of an ongoing business with computerized plastic molds engineering and manufacturing equipment, including a complete machine tool shop, patents pending for a process that rapidly produces plastic injection molds, numerous plastics injection molding presses, all office and support equipment and the existing customer base of Vintage.

Sales increased during the current period third quarter as compared with the year earlier period. For the three months ended September 30, 2003 sales were $153,594 and for the three months ended September 30, 2002, sales were $141,598. For the nine months ended September 30, 2003, sales were $552,110 and for the nine months ended September 30, 2002, sales were $159,730.

Cost of Goods Sold also increased commensurate with the increase in revenues. For the three months ended September 30, 2003, Cost of Goods Sold were $234,848 and for the three months ended September 30, 2002, Cost of Goods Sold were $152,522. For the nine months ended September 30, 2003, Cost of Goods Sold were $563,775 and for the nine months ended September 30, 2002, Cost of Goods Sold were $166,079.

Operating expenses increased from $159,135 for the three months ended September 30, 2002 to $190,250 for the three months ended September 30, 2003. For the nine months ending September 30, 2002, operating expenses increased from $335,342 to $408,069 for the nine months ending September 30, 2003. Depreciation expense increased from $38,849 for the year earlier nine month period to $131,352 for the current year nine month period due to the acquisition of the presses, tools, molds and other equipment related to the Vintage transaction.

Interest and Finance Charges increased from $8,541 for the three months ended September 30, 2002 to $14,977 for the three months ended September 30, 2003. Interest and Finance Charges increased from $12,858 for the nine months ended September 30, 2002 to $34,301 for the nine months ended September 30, 2003. The current period interest expense and finance charges were incurred on the line of credit and notes and capital leases payable assumed by the Company in connection with the acquisition of the Vintage assets. The amounts are higher for the current three and nine month periods because the year-earlier periods included the Vintage operation for only forty-nine days of the three and nine month periods, respectively.

Outside Services expense decreased from $3,057 for the three months ended September 30, 2002 to $1,597 for the three months ended September 30, 2003. For the nine months ended September 30, 2002, Outside Services expense decreased from $19,450 to $2,823 for the nine months ended September 30, 2003. The decrease relates to contracted labor expenses which have since been deemed unnecessary.

Payroll and Payroll Taxes expense decreased from $53,080 for the three months ended September 30, 2002 to $47,601 for the three months ended September 30, 2003. For the nine months ended September 30, 2002, Payroll and Payroll Taxes expense decreased from $173,336 to $130,915 for the nine months ended September 30, 2003. In the 2002 periods, the entire Company payroll was charged to Operating Expenses. This included the administrative staff as well as the operations of the since-discontinued Learningport.com(TM) division. In the 2003 period, only administrative payroll expenses are charged as Operating Expenses. Factory payroll and payroll tax expense is charged to Cost of Goods Sold.

Professional Services expense was $3,430 for the three months ended September 30, 2003 and $25,550 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, Professional Services expense was $9,307 as compared to $25,550 for the nine months ended September 30, 2002. The 2002 three and nine month periods included extra auditing fees related to the acquisition of the Vintage business.

Other Operating Expenses were $78,901 for the three months ended September 30, 2003 and $43,808 for the three months ended September 30, 2002. Other Operating Expenses were $99,371 for the nine months ended September 30, 2003 and $65,299 for the nine months ended September 30, 2002. The increase relates to support costs for the Vintage acquisition that include three and nine months of expenses in the 2003 period versus forty-nine days during the 2002 period.

The Net Loss for the Period was $(271,504) for the three months ended September 30, 2003, an increase from the $(170,059) Net Loss reported for the three months ended September 30, 2002. The Net Loss for the Period was $(395,657) for the nine months ended September 30, 2003, an increase from the $(341,691) Net Loss reported for the nine months ended September 30, 2002. The Net Loss Per Share remained unchanged at $0.00.

                           Forward-Looking Statements

The Quarterly Report on Form 10-QSB contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company's Annual Report included in its annual filing on Form 10-KSB.

                             Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on September 30, 2003. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2003.

Subsequent to September 30, 2003, through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Item 3.    Defaults Upon Senior Securities:                                None
           -------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders:            None
           ---------------------------------------------------

Item 5.    Other Information:                                              None
           -----------------

Item 6.    Exhibits and Reports on Form 8-K:

           (a)   Exhibits:                                                 None

           (b) During the quarter ended September 30, 2003 no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            MOBILE AREA NETWORKS INC.


November 11, 2003                           /s/ George Wimbish
-----------------                           --------------------------------
Date                                        George Wimbish
                                            Director, Chairman and President