Form 10KSB
period 2003-12-31
MOBILE AREA NETWORKS INC
filed 2004-04-13
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X]   Annual report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

      For the fiscal year ended December 31, 2003.
                                ------------------

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

      Commission file number: 333-18439
                              ---------


                           MOBILE AREA NETWORKS, INC.
                 (Name of small business issuer in its charter)


            Florida                                        59-3482752
  -------------------------------                       ----------------
  (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)


  2772 Depot Street, Sanford, Florida                         32773
----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)


                                  407-333-2350
                           ---------------------------
                           (Issuer's telephone Number)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_|No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $802,847

The registrant has not authorized non-voting common equity and as of December 31, 2003 41,910,817 shares of the registrant's voting common stock were outstanding and held by non-affiliates. The Company's stock began trading on January 10, 2001 on the OTCBB under the symbol "MANW".

Shares of Common Stock, no par value outstanding at December 31, 2003:
41,910,817

                                     PART I

Forward-Looking Statements:

In addition to historical information, this Annual report on Form 10-KSB may contain statements that could constitute "forward-looking statements" under the federal securities laws. Forward-looking statements often are characterized by terms such as "may", "believes", "projects", "expects", or "anticipates", and do not reflect historical facts. Forward-looking statements involve risks, uncertainties, and other factors that may cause the Company's actual results, performances or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could effect the Company's results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified throughout this report and in the section in Item 6, below, as well as other factors that the Company currently is unable to identify or quantify, but that may exist in the future. In addition, the foregoing factors may effect generally the Company's business, results of operations, and financial position. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements included in this report on Form 10-KSB.

Item 1. Description of Business.

Mobile Area Networks, Inc. (OTCBB: "MANW") was incorporated in Florida on November 28, 1997 and became the successor in interests to a Texas corporation of the same name, effective January 1, 1998. The Texas corporation, formed May 22, 1996, transferred all right, title, and interests in and to its assets over to the Company. Such transfer was made in exchange for the Company's issuance of stock to the Texas Company's shareholders on a five (5) for one (1) share basis. That is, each share of the previously outstanding stock was split up into five
(5) shares of the Company's stock. The Management of the Company had previously decided to operate from and be domiciled in the state of Florida and therefore also decided to streamline its corporate operations, and at the same time created more authorized shares for the corporation to use for funding and or acquisitions. This was accomplished without diluting the ownership of the then current owners of private shares. The effect of this action was to change the State of Incorporation of the Company.

Mobile Area Networks, Inc. (the "Company") started operations in Heathrow, Florida in 1996 and in early 1997 the company successfully develop and deployed T-1 speed wireless internet service for business users of laptop computers beginning in Waltham (Boston), MA. From its wireless LANs (local area networks) at hotels, office buildings, convention centers, or other locations, the Company routed data traffic through broadband high speed data lines or wireless broadband data links which terminated at the Company's operations center in Heathrow, Florida. The Company retains the technical expertise for providing this service and welcomes requests to deploy certain locations, but lack of potential customer funding remains to be the market deterrent. Combined with already monetary resistance in the hotel industry the slow down in 2002 made this situation even more difficult.

The technical success of this service did not generate sufficient revenue to sustain those operations and therefore the Company's management pursued other means of generating revenue to sustain the Company.

The Company decided to enter a Core Industry which is Technology driven, and on August 12, 2002 the Company entered into an agreement to acquire all of the operating assets of Vintage Industries, Inc. ("Vintage") in a stock for assets purchase. The assets consisted of an ongoing business with highly computerized plastics molds engineering and manufacturing equipment including a complete computer aided machine tool shop, patents pending, and trade secrets for a process that rapidly produces plastic injection molds, numerous plastics injection molding presses, as well as all office and support equipment and the existing customer base of the Company.

The Company agreed to issue 1,440,000 of its SEC Rule 144 Restricted Common Shares (having a market value of approximately $274,000 according to the trading price of public shares on the day of the agreement), to be disbursed among the shareholders of and by Vintage Industries, Inc. Vintage Industries, Inc. was to be dissolved and all future operations in a timely manner were are to be consolidated into and owned by Mobile Area Networks, Inc. (the "Company"). The Company also agreed to assume responsibility for Certain current and long-term liabilities of Vintage. After the issuance of the shares used in this transaction the effect would be that the former owners of Vintage would own jointly approximately four percent (4.0%) of the then outstanding shares of the Company.

Simultaneous to the acquisition of the Vintage assets the Company acquired the complete plastic molding department machinery of Recoton Corporation in a distress sale which allowed to Company to pay a small amount of cash plus furnish Recoton with certain parts production at that time. The effect of this transaction was to dramatically increase production capacity for the Company, however the short term effect was detrimental to the cash position of the

Company. The Company consolidated operations from four (4) smaller facilities into one much larger manufacturing center and office space beginning in December 2002 and began 2003 as essentially a start up year. In the years when the demand for these services was great Vintage did not have the capacity to expand until this consolidation.

The former Vintage Industries, Inc. was formed in 1991 and through the years became a leader in its core business of custom injection molding of plastics and rubber. Vintage developed extensive capabilities to provide consulting, engineering, mold design, mold manufacturing and follow on production. The business and customer base has changed substantially over the past several years and changed even more since the Agreement to be acquired by the Company was signed. Initially Vintage derived a substantial portion of it revenues from the design, mold manufacture, and production of rifle stocks and other parts for the sporting gun industry. Customers included Colt, Henry Repeating Arms, North American Arms, Marlin Firearms, O.F. Mossberg, Savage Arms ,and Winchester. For several years the sporting arms industry suffered economically and Vintage consequently has since shifted its focus away from that industry.

THE FUTURE OF PLASTICS AND THE COMPANY: During the year ended 2003 the Company generated itsplastics services revenues from a diverse mix of High-Tech Military parts, Medical Device parts, Consumer Products, Automotive Accessories, Irrigation Devices, Sporting Rifle Stocks, Archery Bow parts, Snow Ski Equipment parts Military Simulation Trainer Parts, and other Specialty Applications. The Company's management is focused on developing additional and diversified proprietary products to manufacture in addition to the custom molding currently done for customers.

THE FUTURE OF PLASTIC MOLD MAKING: The annual U.S. market for plastic injection molds is reported to be approximately twenty billion dollars ($20 billion) annually. Spending by U.S. companies on machinery to manufacture these molds amounts to approximately $3.8 billion annually. A significant share of this market could be gained with innovative machinery that could reduce the skilled labor requirements of mold making, and create high precision molds, while saving on time and costs of mold making. The Company has developed and claims trade secrets for the unique patent pending and proprietary Nickel Composite Tooling ("NCT(TM)") process which reduces the time necessary to make plastic injection molds, while delivering the high quality and precision typified by the computer control of a process. The NCT(TM) system could allow manufacturers of plastic products to go from product design to full production in ten to fifteen workdays instead of the current twelve to eighteen weeks. This dramatic savings in time and labor is further enhanced by a substantial savings in mold manufacturing costs. The Company also claims trade secrets for a process to produce short run production parts direct from molds produced in polymer from CAD (computer aided design) files.

The Company is closing the gap in the automation of mold manufacturin While plastic product prototyping and mold designs are already dominated by computer automation, today's mold manufacturers still rely on expensive and lengthy manual and semi-automated machining processes. NCT(TM) could apply computer automation to mo manufacturing, permitting the uninterrupted flow of digital data and control from design, through mold manufacturing and onto the production floor.

Mobile Area Networks, Inc. (the "Company") started operations in Heathrow, Florida in 1996 and developed its mobiLAN(R) brand of broadband, high speed (T-1) wireless Interne service for travelers and other business users of laptop computers. From its wireless LANs (local area networks) at hotels, office buildings, convention centers, or other locations, the Company routed data traffic through broadband high speed data lines or wireless broadband data links which terminated at the Company's operations center in Heathrow, Florida. The circuits to the Mobile Area Networks center, whether by wireless or fiber optics was a private data circuit and was not routed through the insecure public Internet. At its network center Mobile Area Networks directed data traffic onto the Internet or through a private connection commonly known as a VPN (virtual private network) directly to a user's corporate LAN connection. The service provided by mobiLAN(R did not operate through telephone lines and therefore saved hotel owners the expense of adding extra telephone trunk lines and hotel PBX upgrades for laptop computer owners to use for their Internet connections. Mobile Area Networks provisioned data lines to hotels or other properties and routed the data traffic to its operations center. The Company concealed wireless transmitters throughout those properties through which the laptop user received data connections.

The Company installed demonstration systems and had its first publicized and successfully operating T-1 speed wireless internet service in early 1997 in the Westin Hotel in Waltham (Boston) Massachusetts. Service at locations in Florida and other locations in the southeastern U.S. for major hotel chain properties were also technologically successful but the revenue never matched the expenditures required to maintain these services. Primarily because of the deteriorating economic conditions both regionally and nationally, as of December 31, 2002, only one hotel installation remained in operation and the Company discontinued service at that location during 2003. The Company experienced severely restrained capital availability in the hospitality industry and consequently decided to devote its limited resources to the plastics services of the Company. The Company retains the expertise for the mobiLAN(R) wireless service which is no longer being actively marketed.

The Company is not aware of any required government approval for any of its services, but should this need arise there is no reason for the Company to believe that it would not be able to obtain such approvals. The Company estimates that it has expended approximately $695,000 on research and development during the past seven years, the majority of which has been provided by investors in the Company and primarily with respect to the Company's MobiLAN(R efforts. The Company is unaware of any environmental issues that may impact the Company or its services.

The Company has approximately 10 full time employees including its President. In addition there are two part time consultants available to the Company on an as-needed basis. The Company also has marketing arrangements with outside individuals on a commission only basis.

Item 2.Description of Property.

The Company leases its office and manufacturing facility at 2772 Depot Street in Sanford, Florida. That lease, which originally was a sub-lease, was executed on November 11, 2002 covering 20,680 square feet for a five year term with annual lease payments approximating $85,000 plus pro-rated real estate taxes approximating $9,500 per year. On onJuly 31, 2003 the Company negotiated a new master lease covering the entire 25,000 square feet for a term of three years and ten months commencing on August 1, 2003 and continuing through May 31, 2007. The lease provides two options to renew the term for two years each. As of December 31, 2003 all office equipment and furnishings were owned outright and without leases.

The Company owns the registered trademark "mobiLAN(R)", and claims copyright ownership o other creative and derivative works including, but not limited to the Learningport.com(T domain. On April 28, 1998 Mobile Area Networks, Inc. was granted U.S. Patent #5,745,884 which covers "System And Method For Billing Data Grade Network Use On A Per Connection Basis." There can be no guarantee of any tangible value for this patent, which was accounted for as a fully-amortized intangible asset on the balance sheet of the Company. The Company protects as "Trade Secrets" certain software processes and procedures used in network address procedures, bandwidth managing, and controlling access to its systems, certain methods of plastics molding and mold building, as well as certain working arrangements with suppliers, consultants and clients.

Item 3. Legal Proceedings.

On October 3, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by David Byron, a former shareholder of Vintage Industries, Inc., for non-delivery of 288,000 shares of restricted common stock of Mobile Area Networks, Inc., per the general mutual release and separation agreement between Vintage Industries, Inc. and Mr. Byron. Mr. Byron is seeking immediate delivery of the 288,000 shares of Restricted Common Stock of Mobile Area Networks, Inc. and damages in the amount of the value of the stock. The Company is withholding the delivery of the shares pending the return of various Vintage Industries owned assets allegedly held by Mr. Byron. The Company intends to vigorously defend its position as it never entered into such agreement with Mr. Byron, and does not believe the range of loss, if any, can be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements.

On December 17, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by a former landlord of Vintage Industries, Inc., H.D & Beverly Holsombach, for alleged past due rent and damages for breach of lease, amounting to approximately $20,000, resulting from the relocation of the Vintage division's main manufacturing facility. The plaintiff's were seeking damages against a former stockholder of Vintage Industries, Inc. and the Company, who allegedly assumed the lease obligation. The Company had filed a Motion to Dismiss with this lawsuit on the basis that the lease obligation was not assumed by the Company and in fact had expired. During 2003 the plaintiff died and his surviving widow agreed to discontinue this suit for forfeit of the deposit with each party paying its legal bills.

The Company has not been a party to any bankruptcy proceedings.

Item 4. Submission of Matters to a vote of Security Holders.

None.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

On February 16, 1999, the Company's registration statement covering the registration of 5,000,000 shares of common stock was declared effective by the U.S. Securities and Exchange Commission (SEC). Provisions of the registration statement included a maximum offering price of $6.00 per share for projected gross proceeds of $30,000,000. The securities associated with the offering were sold on a best efforts, no minimum amount basis and as of December 31, 2000, the Company had sold and issued 100,103 shares of common stock under the offering, which was closed on November 24, 2000 in anticipation of being traded on the OTCBB system.

On January 10, 2001, the Company's stock began public trading on the OTCBB system under the symbol "MANW".

The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2003.

                                   High            Low
                                   ----            ---

           First Quarter           .20             .05

           Second Quarter          .30             .10

           Third Quarter           .30             .17

           Fourth Quarter          .30             .15

The proceeds from the Company's stock sales to date have been and are being used primarily to fund the continuing operations of the Company's plastics manufacturing systems as well as for funding administrative activities and marketing programs of the Company which now includes the consolidated Vintage and Recoton equipment for plastics production. The Company continues to explore acquisition opportunities in order to grow the revenue base and build value for the Company.

A majority of the Company's total outstanding shares, 41,910,817, are restricted for sale under SEC Rule 144. Total authorized shares are 50 million. Most of the outstanding shares are owned by Company founders or insiders as reported in the Prospectus of the Company dated February 16, 1999 and in subsequent periodic reports including this Annual Report, such insider owned shares being further restricted as to resale. The Company has no obligation or requirement to register any of the restricted shares for public sales. However, shares held for the required time period under Rule 144 could under certain conditions be sold by the owners of those shares who are not considered to be insiders or owners of control shares when sold through broker transactions and with the proper Form 144 documentation and filing.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and related notes which are contained herein in the following pages under Item 7.

Revenues increased from $309,389 in 2002 to $802,847 in 2003, an increase of 159%. During 2002, the Plastics Services operation was a part of the Company for only four months.

Cost of Goods Sold increased from $208,844 in 2002 to $234,853 in 2003. During 2002, after the acquisition of the Plastics Services assets, management charged operations with inventory costs that it considered unrecoverable.

Total Operating Expenses increased from $1,001,128 in 2002 to $1,005,342 in 2003, a negligible increase.

Bad Debts expense decreased from $361,436 in 2002 to $2,380 in 2003, a significant reduction. Included in the 2002 Bad Debts expense is a write-off of an amount due from a receivables factoring company ($322,442) which was the subject of dispute and is not a reoccurring transaction. The Company no longer uses a factoring company to collect its accounts receivable.

Depreciation expense increased from $98,338 in 2002 to $177,865 in 2003, an increase of 81%. The increase reflects the depreciation recorded on the assets acquired in the Plastics Services acquisition.

Interest expense decreased from $57,958 in 2002 to $32,355 in 2003, a decrease of 44%. Interest expense was incurred on the line of credit and notes and capital leases payable which were paid by the Company in connection with the acquisition of the Plastics Services assets. The decrease in Interest expense reflects management's efforts to reduce, pay-off or restructure certain notes and leases during the year.

Outside services decreased from $19,854 in 2002 to $3,938 in 2003, a decrease of 80%. Outside services includes contract labor, and temporary help. During 2003, the Company sought to use more of its operating staff to fulfill special needs.

Payroll and payroll taxes increased from $311,469 in 2002 to $668,549 in 2003, an increase of 115%. The increase is attributable to the Plastics Services operation's inclusion in operations for only four months in 2002 and for a full year in 2003.

Professional Services decreased from $61,393 in 2002 to $8,307 in 2003, a decrease of 86%. The decrease relates to the audit and legal fees that were incurred in 2002 associated with the Plastics Services acquisition transaction.

Other Operating Expenses, which includes such expenses as rent, telephone, utilities, postage, office supplies, and maintenance, increased from $90,680 in 2002 to $111,948 in 2003, an increase of 23%. The increase relates principally to the inclusion of the Plastics Services operation for a full year in 2003 and for only four months in 2002.

The Net Loss decreased from $900,778 in 2002 to $433,176 in 2003. The decreased loss is attributable to the increased revenues of the Company. The Net Loss Per Share was $.01 in 2003 and $.02 in 2002.

 The Company's operating loss carryforwards are approximately three million-eight hundred thousand dollars ($3,800,000.) which are recoverable as income tax savings through the year 2023.

The Company's short term liquidity and capital needs have been satisfied primarily from the continuing sale of the Company's common stock in private sales, and loans from shareholders. The Company continues to seek the support of underwriters and market makers for the handling of its stock sales.

 The Company's stock Registrar is Atlas Stock Transfer Corporation which handles all its outside Stock share Registrations and Transfers.

MOBILE AREA NETWORKS, INC.
(A FLORIDA Corporation)
Sanford, Florida


TABLE OF CONTENTS
==============================================================================


Independent Auditors' Report                                               8

Balance Sheets at December 31, 2003 and 2002                               9

Statements of Changes in Stockholders' Deficit for the Years
  Ended December 31, 2003 and 2002                                         10

Statements of Operations for the Years Ended December 31,
  2003 and 2002                                                            11

Statements of Cash Flows for the Years Ended December 31,
  2003 and 2002                                                          12-13

Notes to Financial Statements                                            14-26

                           ROBERT N. CLEMONS, CPA, PA
                                   PO BOX 1670
                           DELAND, FLORIDA 32721-1670

To The Board of Directors
Mobile Area Networks, Inc.

                         Independent Auditor's Report

We have audited the accompanying balance sheet of Mobile Area Networks, Inc. as of December 31, 2003 and the related statement of operations, changes in stockholder's deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile Area Networks, Inc. as of December 31, 2003 and the results of its operations, changes in its stockholder's deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company has suffered recurring losses from operations and no commitments for funding future operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The 2002 financial statements were audited by other auditors whose report, dated February 8, 2003, on those financial statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.


/s/ Robert N. Clemons, CPA, PA
DeLand, Florida
April 3, 2004

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida


BALANCE SHEETS
===============================================================================

December 31,                                                 2003          2002
-------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                             $    17,378   $     5,874
Accounts Receivable - Net of Allowance for
   Doubtful Accounts                                       27,833        41,004
Inventory                                                  77,480       116,070
-------------------------------------------------------------------------------

Total Current Assets                                      122,691       162,948

Property and Equipment - Net of Accumulated
   Depreciation                                           582,847       750,313

Other Assets
Security Deposits                                           4,314        23,304
-------------------------------------------------------------------------------

Total Assets                                          $   709,852   $   936,565
===============================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Line of Credit                                        $        --   $   125,000
Notes and Capital Leases Payable -
   Due Within One Year                                    183,610       137,190
Accounts Payable                                          236,681       301,331
Accrued Expenses                                           56,997       116,465
Unearned Revenue                                               --         9,200
-------------------------------------------------------------------------------

Total Current Liabilities                                 477,288       689,186

Other Liabilities
Notes and Capital Leases Payable -
   Due After One Year                                     395,623       428,626
Accrued Salaries - Related Party                          600,000       480,000
Advances from Stockholders                                 95,522       148,031
-------------------------------------------------------------------------------

Total Liabilities                                       1,568,433     1,745,843
-------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock: No Par; 50,000,000 Shares Authorized,
    41,910,817 and 39,327,154 Shares Issued
    And Outstanding, respectively                       2,973,490     2,589,617
Accumulated Deficit                                    (3,832,071)   (3,398,895)
-------------------------------------------------------------------------------

Total Stockholders' Deficit                              (858,581)     (809,278)
-------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit           $   709,852   $   936,565
===============================================================================

   The accompanying notes are an integral part of these financial statements.

Mobile Area Networks, Inc.
(A Florida Corporation)
Sanford, Florida


STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
================================================================================================

                                               Number       Common      Accumulated  Stockholders'
                                             Of Shares      Stock         Deficit       Deficit
------------------------------------------------------------------------------------------------

Balances - December 31, 2001                36,132,903   $ 2,060,813    $(2,498,117)   $(437,304)

Issuance of Common Stock for Cash            1,289,251       209,862             --      209,862

Stock Issuance Costs                                --        (1,558)            --       (1,558)

Issuance of Common Stock in
  Exchange for Assets and Certain
  Liabilities of Vintage Industries, Inc.    1,440,000       274,000             --      274,000

Issuance of Common Stock in
  Exchange for Services Rendered               215,000        21,500             --       21,500

Issuance of Common Stock in
  Connection With Debt Conversion              250,000        25,000             --       25,000

Net Loss                                            --            --       (900,778)    (900,778)
                                            ----------------------------------------------------

Balances - December 31, 2002                39,327,154   $ 2,589,617    $(3,398,895)   $(809,278)

Issuance of Common Stock for Cash            2,583,663       383,873             --      383,873

Net Loss                                            --            --       (433,176)    (433,176)
------------------------------------------------------------------------------------------------

Balances - December 31, 2003                41,910,817   $ 2,973,490    $(3,832,071)   $(858,581)
================================================================================================

  The accompanying notes are an integral parts of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENTS OF OPERATIONS
===============================================================================

Years Ended December 31,                                  2003             2002
-------------------------------------------------------------------------------

Revenues - Net of Returns and Allowances          $    802,847     $    309,389

Cost of Goods Sold                                     234,853          208,844
-------------------------------------------------------------------------------

Gross Profit                                           567,994          100,545
-------------------------------------------------------------------------------

Operating Expenses
Bad Debts                                                2,380          361,436
Depreciation                                           177,865           98,338
Interest                                                32,355           57,958
Outside Services                                         3,938           19,854
Payroll and Payroll Taxes                              668,549          311,469
Professional Services                                    8,307           61,393
Other Operating Expenses                               111,948           90,680
-------------------------------------------------------------------------------
Total Operating Expenses                             1,005,342        1,001,128
-------------------------------------------------------------------------------

Loss Before Other Income and (Expenses)               (437,348)        (900,583)
Other Income and (Expenses)
Other Income                                               165
Gain (Loss) on Disposal of Assets                        4,172             (360)
-------------------------------------------------------------------------------

Loss Before Provision for Taxes                       (433,176)        (900,778)

Provision for Taxes                                         --               --
-------------------------------------------------------------------------------

Net Loss                                          $   (433,176)    $   (900,778)
===============================================================================

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                   41,083,444       36,417,965

Net Loss per Share - Basic and Diluted            $      (0.01)    $      (0.02)
===============================================================================

   The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida


STATEMENT OF CASH FLOWS
================================================================================

Years Ended December 31,                                     2003          2002
-------------------------------------------------------------------------------

Cash Flows Used By Operating Activities

Net Loss                                                $(433,176)    $(900,778)

Adjustments to Reconcile Net Loss to
  Net Cash Flows Used By Operating Activities:
Bad Debts                                                   2,380       361,436
Depreciation                                              177,865        98,338
Loss on Disposal of Assets                                  4,172           360
Interest on Advances from Stockholders                      4,426         6,831
Payment of Services  Rendered via Issuance of
  Common Stock                                                 --        21,500

Changes in Assets and Liabilities:
Accounts Receivable                                        13,171       (59,195)
Inventory                                                  38,590        38,479
Other Assets                                               18,990           230
Accounts Payable                                          (64,650)       45,031
Accrued Expenses                                          (59,468)       12,048
Unearned Revenue                                           (9,200)        9,200
Accrued Salaries - Related Party                          120,000       120,000
-------------------------------------------------------------------------------

Net Cash Flows Used By Operating Activities              (186,900)     (246,520)
-------------------------------------------------------------------------------

Cash Flows Used By Investing Activities
Acquisition of Property and Equipment                     (12,399)      (32,820)
-------------------------------------------------------------------------------

Cash Flows Provided By Financing Activities
Advances from Stockholders                                (56,935)      100,200
Proceeds from Issuance of Common Stock                    383,873       208,304
Repayment of Notes and Capital Leases Payable            (111,583)      (25,551)
-------------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities           215,355       282,953
-------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                    16,056         3,613

Cash and Cash Equivalents - Beginning of Year               5,874         2,261
-------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Year                 $  21,930     $   5,874
===============================================================================

   The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida


STATEMENTS OF CASH FLOWS - continued
================================================================================

Years Ended December 31,                                       2003        2002
-------------------------------------------------------------------------------

Supplemental Disclosures
===============================================================================

Interest Paid                                               $33,276   $  39,855
Income Taxes Paid                                                --   $      --
===============================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
===============================================================================

Acquisition of Assets and Assumption of Certain
  Liabilities of Vintage Industries, Inc. as follows:
Assumption of Cash Overdraft                                $    --   $  (8,861)
Acquisition of Accounts Receivable                               --     341,670
Acquisition of Inventory                                         --     154,549
Acquisition of Property and Equipment                            --     721,174
Acquisition of Security Deposits                                 --      23,534
Assumption of Line of Credit                                     --    (125,000)
Assumption of Accounts Payable                                   --    (185,900)
Assumption of Accrued Expenses                                   --     (55,793)
Assumption of Notes and Capital Leases Payable                   --    (591,367)
Purchase Price Paid via Issuance of Common Stock                 --    (274,000)
-------------------------------------------------------------------------------

Total Cash Paid for Assets and Certain Liabilities of
  Vintage Industries, Inc.                                  $    --   $      --
===============================================================================

Acquisition of Equipment                                         --      50,000
Purchase Price Paid via Assumption of Accounts Payable           --     (14,000)
Purchase Price Paid by providing Customer's parts
  production                                                     --     (36,000)
-------------------------------------------------------------------------------

Total Cash Paid for Equipment                                    --   $      --
===============================================================================

Repayment of Advances from  Stockholders via Issuance
  of Common Stock                                                --   $  25,000

Payment of Services Rendered via Issuance of Common Stock        --   $  21,500
===============================================================================

   The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA Corporation)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note A - Nature of Operations

      Mobile Area Networks, Inc. (the "Company") was incorporated on May 23, 1996 in the State of Texas, and subsequently transferred all of its assets to a Florida Corporation of the same name, which was formed for the purpose of providing all aspects of wireless data communication including LAN-speed data connectivity service to remote home-office network services and to the Internet from frequently traveled routes and places such as hotels and airports.

      Operations of the Company up to the date of acquiring the assets of Vintage Industries, Inc. ("Plastics Services"), was devoted primarily to product development and marketing, raising capital, administrative activities and deployment of communications network infrastructure and service demonstration systems for both the MobiLAN(R) and Learningport.com(TM) services. Since the datof the Vintage acquisition agreement, the operations of the Company have been devoted primarily to assimilating the assets and operations of these Plastics Services into the Company. The primary business function of the Plastics Services assets is the design, engineering, production of intricate plastic molds, and the production of plastic and metal parts.

      Resources of the Company up to the date of the acquisition of these Plastics Services facilities, were devoted to marketing its concept of CAI (computer assisted instruction), also known as E-Learning Solutions through its internet domain portal named Learningport.com(TM). Since the date of the assets acquisiti agreement, the resources of the Company have been devoted to assimilating consolidating the assets and operations of Plastics Services into the Company. Both MobiLAN(R) and Learningport.com(TM) no longer continue as separate divisionof the Company.

Note B - Summary of Significant Accounting Policies

      Method of Accounting

      The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

      Cash and Cash Equivalents

      Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

      Accounts Receivable Factoring

      Vintage Industries, Inc., from which assets were acquired, had an arrangement with a financial services company in which Vintage delivered current sales invoices to the financial services company in return for cash. Under the arrangement proceeds typically received from the delivery of invoices approximated 63%, which is net of fees and interest of approximately 22% and a holdback allowance of approximately 15%. Customer invoices which were or became ineligible reduce the proceeds received from delivery of future customer invoices. Ineligible customer invoices reverted back to Vintage for collection. There is no holdback allowance balance at December 31, 2002. As of December 31, 2002, the Company had ceased factoring any new receivables and was in the process of concluding its business relationship with the receivables factoring company.

      Allowance for Doubtful Accounts and Bad Debts

      The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $13,495 at December 31, 2003 and 2002, respectively. During the fourth quarter of 2002, the Company recorded Bad Debts of approximately $350,000 which was attributable primarily to the previous receivables factoring arrangement of Vintage. Continued deterioration of the economy led to significant receivables to be deemed uncollectible during 2002.

MOBILE AREA NETWORKS, INC.
(A FLORIDA Corporation)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note B - Summary of Significant Accounting Policies - continued

      Inventory

      Inventory consists of raw materials, work-in-process, and finished goods, and is stated at the lower of cost or market using the first-in, first-out method.

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

      Advances from Stockholders

      Advances from stockholders consists of advances due on demand for working capital purposes. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the Company has imputed interest at the prime rate plus 1%. Imputed interest expense for the years ended December 31, 2002 and 2001 was $4,426 and $6,831, respectively.

      Revenue Recognition

      Revenues from product sales are recognized when both the goods are shipped and the customer's right of return has expired for Plastics Services. Unearned revenue results from deposits received on jobs still in progress.

      In accordance with the provisions of the AICPA's Statement of Position 97-2, "Software Revenue Recognition", revenue is recognized as sales orders are received in the Learningport.com(TM) division.

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

      Concentrations of Credit Risk

      Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, which may at times exceed federally insured limits, and trade accounts receivable. The Company had no cash balances that exceeded insured limits at December 31, 2003 or 2002. Cash is placed primarily in high quality short term interest bearing financial instruments.

MOBILE AREA NETWORKS, INC.
(A FLORIDA Corporation)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note B - Summary of Significant Accounting Policies - continued

      Concentrations of Credit Risk - continued

      The Company had one significant customer. The one significant customer represented approximately twenty-five (25%) and fifty-one percent (51%) of sales for the years ended December 31, 2003 and December 31, 2002, respectively. Also, the one significant customer comprised approximately twenty-two (22%) and thirty-six (36%) of the accounts receivable balance at December 31, 2003 and December 31, 2002, respectively.

      The Company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business and maintains an allowance for anticipated credit losses.

      Fair Value of Financial Instruments

      The fair value of cash and cash equivalents, accounts receivables, inventory, security deposits, accounts payable, and accrued expenses approximated book value at December 31, 2003 and 2002, because of the immediate or short-term maturity of these financial instruments.

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

      During the year ended December 31, 2002, two stockholders were issued stock in satisfaction of repayment of their advances to the Company. During the year ended December 31, 2003, there were no such transactions.

      Net Loss Per Common Share

      Net loss per common share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic Earnings Per Share is calculated by dividing loss available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended December 31, 2003 and 2002.

      Reclassifications

      Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

MOBILE AREA NETWORKS, INC.
(A FLORIDA Corporation)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note B - Summary of Significant Accounting Policies - continued

      Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred tax assets and liability balances. The Company had no material deferred tax assets or liabilities at December 31, 2003 and 2002.

      Provision for Income Taxes

      Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately three million-eight hundred thousand dollars ($3.8 million) in net operating losses as of December 31, 2003, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

Note C - Accounts Receivable

      Accounts receivable consisted of the following:

      ==========================================================================
      December 31,                                               2003       2002
      --------------------------------------------------------------------------

      Trade                                                  $ 41,328   $ 52,527
      Reproductions                                                --      1,972
      --------------------------------------------------------------------------
                                                             $ 41,328   $ 54,499
      Less:  Allowance for Doubtful Accounts                   13,495     13,495
      --------------------------------------------------------------------------

      Net Accounts Receivable                                $ 27,833   $ 41,004
      ==========================================================================

Note D - Inventory

      Inventory consisted of the following:

      ==========================================================================
      December 31,                                               2003       2002
      --------------------------------------------------------------------------

      Raw Materials                                          $ 31,466   $ 91,534
      Work-in-Process                                          41,424     21,143
      Finished Goods                                            4,590      3,393
      --------------------------------------------------------------------------

      Total Inventory                                        $ 77,480   $116,070
      ==========================================================================

MOBILE AREA NETWORKS, INC.
(A FLORIDA Corporation)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note E - Property and Equipment

      Property and equipment consisted of the following:

      ==========================================================================
      December 31,                                             2003        2002
      --------------------------------------------------------------------------

      Manufacturing Equipment                             $ 659,667  $  665,667
      Computer Equipment and Software                        66,912      66,112
      Office Furniture and Equipment                         42,725      42,725
      Leasehold Improvements                                 72,477      66,078
      Equipment Held Under Capital Leases                   115,507     115,507
      --------------------------------------------------------------------------
                                                          $ 957,288   $ 946,889
      Less:  Accumulated Depreciation                       374,441     196,576
      --------------------------------------------------------------------------

      Net Property and Equipment                          $ 582,847   $ 750,313
      ==========================================================================

      Depreciation expense for the years ended December 31, 2003 and 2002 was $177,865 and $98,338, respectively.

MOBILE AREA NETWORKS, INC.
(A FLORIDA Corporation)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note F - Line of Credit

      Vintage Industries, Inc. had a $125,000 line of credit with Stearns Bank National Association which expired on March 28, 2002 and has been in default since. The balance at December 31, 2003 and December 31, 2002 was $-0- and125,000, respectively. The line carried an interest rate at prime plus 2% (6.25% at December 31, 2002), with interest payable monthly. It had personal guarantees by four shareholders of Vintage Industries, Inc, and a guarantee by the Small Business Administration and was secured by a portion of the Company's equipment and inventory. As of May 29, 2003 the line was assumed by Mobile Area Networks, Inc. and restructured as a promissory note and secured with the same collateral. Interest expense on the line of credit for the years ended December 31, 2003 and 2002 was $9,229 and $8,343, respectively.

Note G - Notes and Capital Leases Payable

      Notes and capital leases payable consisted of the following:

      ==================================================================================================
      December 31,                                                                      2003        2002
      --------------------------------------------------------------------------------------------------

      Notes Payable

      Business Loan Center, Inc.
      Note payable due December 2007, payable in monthly installments of
      $4,117, including principal and interest at prime plus 2 3/4% (6.75% at
      December 31, 2003). The loan is secured by all assets of Vintage
      Industries, Inc., with personal guarantees by four shareholders of
      Vintage Industries, Inc. and their spouses, with their residences pledged as additional security, assignment of life insurance in the amount of $350,000 on each of the Vintage Industries, Inc. stockholders,
      and a guarantee by the Small Business Association.                           $ 162,945   $ 211,025

      GE Capital Small Business Finance Corporation
      Note payable due June 2008, payable in monthly installments of $4,999, including principal and interest at prime plus 2 1/4% (6.25% at December
      31, 2002). The loan is secured by certain equipment of Vintage Industries,
      Inc. in excess of $350,000 with personal guarantees by four shareholders of Vintage Industries, Inc. with their residences pledged as additional
      security, and a guarantee by the Small Business Association.                   252,198     290,406

      Stearns Bank National Association
      Note Payable due May, 2007, payable in monthly installments of $2,728, including principal and interest at 6.50%. The loan is secured by a portion of the Company's equipment and inventory, personal guarantees by four stockholders of Vintage Industries, Inc. and a guarantee by the
      Small Business Administration.                                                 125,223          --

      Capital Leases Payable

      Intech Funding Corp.
      Equipment lease for a four-year term, due February 2004, payable in monthly installments of $1,333, including principal and interest at
      9.406%.                                                                         21,836      23,466
      --------------------------------------------------------------------------------------------------

                                  - continued -

MOBILE AREA NETWORKS, INC.
(A FLORIDA Corporation)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note H - Notes and Capital Leases Payable - continued

      ==================================================================================================
      December 31,                                                                      2003        2002
      --------------------------------------------------------------------------------------------------

      Associates Leasing, Inc.
      Equipment lease for a five-year term, due February 2005, payable in monthly installments of $273, including principal and interest at
      11.383%.                                                                     $      --   $   7,512

      Citigroup
      Equipment lease originally for a five-year term, due May 2005, payable in monthly installments of $1,176, including principal and interest at
      14.418%.                                                                         6,500      33,427

      Capital One
      Credit card used for the acquisition of a forklift and other plant items
      at a variable interest that is currently at 7.90%.                               8,530          --
      --------------------------------------------------------------------------------------------------

      Total Notes and Capital Leases Payable                                       $ 579,233   $ 585,816

      Less: Amount Due Within One Year                                               183,610     137,190
      --------------------------------------------------------------------------------------------------

      Amount Due After One Year                                                    $ 395,623   $ 428,626
      ==================================================================================================

      Annual maturities of notes and capital leases payable for the five years succeeding December 31, 2003 are as follows:

          2004      2005      2006       2007      2008   Thereafter       Total
      --------------------------------------------------------------------------
      $183,611  $144,744  $144,744   $104,352   $ 1,782       $   --   $ 579,233
      ==========================================================================

      The present value of future minimum lease payments is as follows:

      ==========================================================================
      December 31,                                               2003       2002
      --------------------------------------------------------------------------

      Total Future Minimum Lease Payments                    $ 30,336   $ 75,217

      Less: Amount Representing Interest                           --     10,832
      --------------------------------------------------------------------------

      Present Value of Net Future Minimum Lease Payments     $ 30,336   $ 64,385
      ==========================================================================

      Interest expense on the notes and capital leases payable for the years ended December 31, 2003 and 2002 was $32,355 and $57,958, respectively

MOBILE AREA NETWORKS, INC.
(A FLORIDA Corporation)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note I - Leases

      On March 31, 1997, the Company entered into a building lease for administrative facilities, with an unrelated third party, commencing June 1, 1997. The term of the lease was for seventy-five months, with monthly rental payments of $2,083 for the first year, and increasing each year thereafter based on the Cost of Living Index. As of December 31, 2002, the monthly rental payments were $2,466. This lease expired in August, 2003 and the Company was allowed to maintain offices at that location as a hold over tenant until November, 2003 at which time offices of the Company were consolidated within the manufacturing facility offices. The amount of lease payments for the expired lease which include amounts for previous periods are to be negotiated with the building owner, which outcome is not anticipated to be a significant matter.

      On January 1, 1998 Vintage Industries, Inc. entered into a building lease for grips production space, with an unrelated third party. The term of the lease was for one year, with a renewal option for two additional years. The lease required monthly rental payments of $544. On January 1, 2001, the lease was verbally extended on a month-to-month basis, with the monthly rental payment remaining at $544. This lease was not assumed by the Company and the space was vacated in November, 2002 during consolidation.

      On April 1, 1999 Vintage Industries, Inc. entered into a building lease for office and manufacturing space with an unrelated third party, commencing October 1, 1999. The term of the lease was for three years, with monthly rental payments of $4,134 for the first year, and increasing each year thereafter based on the Consumer Price Index. The lease expired on September 30, 2002 and Vintage Industries, Inc. agreed to extend the terms on a month-to-month basis until the closing date of the contemplated building purchase by the Company from the lessor. The extended terms required a down payment of $20,000 on the anticipated purchase price which is detailed under Item 3, Legal Proceedings. Subsequently negotiations failed on the purchase and the Company's management decided to obtain an alternate site and negotiations were terminated and Vintage Industries, Inc. vacated that building as of November 30, 2002. The Company has entered into a new lease for office and manufacturing facilities with an unrelated third party and has relocated the Vintage assets and other assets and operations into that location.

      On March 19, 2001 Vintage Industries, Inc. entered into a building lease for an engineering office with an unrelated third party. The term of the lease was for one year, commencing April 15, 2001, with a renewal option for one additional year. The lease required monthly rental payments of $868. On April 16, 2002, the lease was verbally extended on a month-to month basis, with the monthly rental payment remaining at $868. The lease was terminated effective on November 30, 2002, when the Company consolidated its engineering office within the main office of Mobile Area Networks, Inc.

      On January 22, 2002 Vintage Industries, Inc. entered into a building lease for warehouse space with an unrelated third party. The lease was on a month-to-month basis and required monthly rental payments of $273. The lease was terminated effective November 30, 2002, in conjunction with the relocation and consolidation of the Vintage assets and operations into the Mobile Area Networks, Inc. facility.

      On November 11, 2002, the Company entered into a building sub-lease for office and manufacturing space, with an unrelated third party. The term of the lease was for five years and requires monthly rental payments of $8,414. This sub-lease was subsequently negotiated into a prime lease as itemized in Part I, Item 2, Description of Property.

      Future minimum lease payments for the five years succeeding December 31, 2003 is as follows:

           2004        2005        2006        2007        2008       Total
      --------------------------------------------------------------------------
       $121,154    $126,503    $131,865    $137,017    $142,017    $658,556
      ==========================================================================

MOBILE AREA NETWORKS, INC.
(A FLORIDA Corporation)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note J - Acquisitions

      Vintage Industries, Inc.

      On August 12, 2002, Mobile Area Networks, Inc. ("the Company") entered into an asset purchase agreement to acquire all of the operating assets of Vintage Industries, Inc. ("Vintage") in a stock for assets purchase. A portion of the results of Vintage's operations have been included in the Company's financial statements since that date. The assets acquired consisted of an on going business with computerized plastics molds engineering and manufacturing equipment including a complete machine tool shop, patents pending for a process that rapidly produces plastic injection molds, numerous plastics injection molds and molding presses, all office and support equipment, and the then existing customer base of the company.

      The Company pledged 1,440,000 shares of Restricted Common Stock, with a fair market value of approximately $274,000 according to the trading price of public shares on the day of the agreement, to be disbursed among the then shareholders of and by Vintage Industries, Inc. Vintage was to be dissolved in a timely manner, and future operations were to continue as a business segment of the Company. The Company also agreed to assume responsibility for Certain current and long-term liabilities of Vintage. After the issuance of the shares used in this transaction, the effect would be that the former shareholders of Vintage would then own jointly approximately four percent (4%) of the then outstanding shares of the Company. The agreement also includes a Non-Competition Agreement from the former shareholders of Vintage for three years as well as a stock share "leak-out" restriction clause.

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

      The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

      ==========================================================================
      August 12,                                                           2002
      --------------------------------------------------------------------------

      Accounts Receivable                                             $ 341,670
      Inventory                                                         154,549
      Property and Equipment                                            721,174
      Security Deposits                                                  23,534
      Line of Credit                                                   (125,000)
      Cash Overdraft                                                     (8,861)
      Accounts Payable                                                 (185,906)
      Accrued Expenses                                                  (55,793)
      Notes and Capital Leases Payable                                 (591,367)
      --------------------------------------------------------------------------
                                                                      $ 274,000
      Less: Book Value of Assets Acquired and
        Liabilities Assumed                                            (186,797)
      --------------------------------------------------------------------------

      Increase to Fair Value of Net Assets Acquired                   $ 460,797
      ==========================================================================

      The fair value of net assets acquired exceeded the purchase price, therefore the increase to fair value was allocated to property and equipment, due to the property and equipment book value of $260,377 being understated to its replacement/fair market value of approximately $1,700,000 (based on an independent appraisal performed on October 2, 2001).

MOBILE AREA NETWORKS, INC.
(A FLORIDA Corporation)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note J - Acquisitions - continued

      Vintage Industries, Inc. - continued

      The allocation of the purchase price to the fair value of the assets acquired has been revised since the initial preliminary allocation, based upon management's re-appraisal of the assets acquired and Certain liabilities assumed. The revisions had no impact on stockholders' deficit or net loss in the accompanying financial statements.

      The Company's unaudited pro forma results of operations for the years ended December 31, 2002 and 2001, shown below, are presented assuming that the Vintage acquisition had occurred on January 1, 2001.

      ==========================================================================
      December 31,                                            2002         2001
      --------------------------------------------------------------------------

      Pro Forma Revenue                                $ 1,070,221   $2,364,170

      Pro Forma Net Loss                               $(1,258,210)  $ (424,799)

      Pro Forma Loss per Share - Basic and Diluted     $     (0.03)  $    (0.01)
      =========================================================================

      Recoton Equipment

      On September 12, 2002, the Company entered into an asset purchase agreement for equipment from Recoton Corporation for $50,000. The payment terms were $14,000 in the assumption of Recoton accounts payable to the receivables factoring company of Vintage, and the satisfaction of purchase orders of Recoton customers amounting to $36,000 in produced parts supplied to Recoton.

Note K - Litigation

      On October 3, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by David Byron, a former shareholder of Vintage Industries, Inc., for non-delivery of 288,000 shares of Restricted Common Stock of Mobile Area Networks, Inc., per the general mutual release and separation agreement between Vintage Industries, Inc. and Mr. Byron. Mr. Byron is seeking immediate delivery of the 288,000 shares of restricted common stock of Mobile Area Networks, Inc. and damages in the amount of the value of the stock. The Company is withholding the delivery of the shares pending the return of Vintage division owned assets allegedly held by Mr. Byron. The Company intends to vigorously defend its position and does not believe the range of loss, if any, can be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements. There has never been any agreement between Mr. Byron and Mobile Area Networks, Inc. relating to shares or any other matter.

      On December 17, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by a former landlord of Vintage Industries, Inc., H. D. & Beverly Holsombach, for alleged past due rent and damages for breach of lease, amounting to approximately $20,000, resulting from the relocation of the Vintage division's main manufacturing facility. The plaintiff's are seeking damages against a former stockholder of Vintage Industries, Inc. and the Company, who allegedly assumed the lease obligation. The Company filed a Motion to Dismiss this lawsuit on the basis that the lease obligation was not assumed by the Company and that the lease had in fact already expired and could not have been assumed. During 2003, the plaintiff died and his surviving widow agreed to discontinue the lawsuit for forfeit of the deposit with each party paying its respective legal bills.

MOBILE AREA NETWORKS, INC.
(A FLORIDA Corporation)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note L - Related Party Transaction

      The Company's President and Chief Executive Officer has continued to defer his salary until such time the Company's cash position will allow such payments. Compensation of $120,000 per year has been accrued and accounted for in the accompanying financial statements under the Accrued Salaries - Related Party caption on the Balance Sheet. It is acknowledged by the Company's management and ratified by its Board of Directors that this deferred salary along with personal notes to the Company by the CEO and his wife are considered wages and is the most Superior lien and Bond against all of the Company's assets.

Note M - Going Concern

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The Company has reported net losses of $433,176 and $900,778 for the years ended December 31, 2003 and 2002, respectively. As a result, there is an accumulated deficit of $3,832,071 at December 31, 2003. The primary causes of the losses are attributable to the write-off of uncollectible receivables and increased operating costs, due to the acquisition of the Plastics Services operations in 2002, and general operating costs associated with start-up activities, while generating minimal revenue.

      The Company's continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company continues to attempt to raise sufficient working capital through equity offerings, and to restructure debt to lower its monthly debt service payments. The Company continues to fund operational deficits through equity financing through private individuals. The Company is currently renegotiating bank lines of credit and is pursuing other capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None -

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)   Directors and Executive Officers:

Consistent with Florida corporate law and the Company's By-Laws, during the fourth quarter of 2003 the Company's Board of Directors unanimously voted to increase the number of Board members from three to four and simultaneously elected members to fill vacancies as described herein. Robert Good announced that he would be retiring after serving many terms past his original term. The remaining Board members elected Daniel L. Mault to fill this vacancy. The remaining Board members elected Jerome L. Nettuno to fill the vacancy created when Dr. Russell Graham completed five terms. The fourth Board position was filled with the election of Noah V. Savant.

George E. Wimbish, age 60, is a founder of the Company and its concept, and has been a Director of the predecessor (Texas) Company since November 3, 1996, and Chairman, President and CEO since March 28, 1997. His term of office is yearly until a successor is chosen. His business experience for the past 5 years includes serving as the Company's Chief Executive Officer. Mr. Wimbish does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

Danial L. Mault, age 55, holds a B.S. from Ohio State University. He spent 25 years as a store manager for Lowe's Companies, Inc., a NYSE company, handling sales and receivables in excess of twenty million dollars ($20 million) annually and his knowledge of sales and sales training has been used throughout the Eastern United States. After opting for early retirement he founded a computer services company and is co-owner of an internet retail system. His company Sago marketing provides retail consulting and investment. He does not serve as a Director of any other public company. He resides in Deland, Florida.

Jerome L. Nettuno, age 40, is the director of business development for Nettworth Financial Services and has extensive experience consulting with public companies in such matters as financial planning. Mr. Nettuno has been a valued resource to the Company since its inception. He does not serve as a director of any other public company. He resides in Bozeman, Montana.

Noah V. Savant, age 59, attended McNeese State University in Lake Charles, LA. He is the Assistant to the Vice President of Communications Workers of America in Atlanta, GA. He has been the Chief negotiator for all Bell South Agreements and is very active in legislative and political issues. He has served budget director for C.W.A. district 3. He does not serve as a director of any other public company. He resides in Covington, GA.

Jerald R. Hoeft, CPA, age 61, was appointed Chief Financial Officer in January, 2001. Mr. Hoeft has been a practicing CPA in the Orlando area since the end of 1998. Prior to 1999, he was in the financial services industry for over twenty-five years where he served as a chief financial officer and director for several leading public and privately-held companies. Mr. Hoeft does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

Judy D. Wimbish: Corporate Secretary and Executive Assistant to the CEO. Mrs. Wimbish is the wife of the CEO and has served full time with only token compensation since the beginning of 1998 until the present. She has assisted with structuring the office and has been a valued member of the marketing team. She has served as a communicator to the investment community.

(b)   Significant Employees and Consultants

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

(c)   Family Relationships

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

The Company's current policy is that Directors serve without compensation. However, in the future it may be in the Company's best interests to compensate Directors in a manner that will attract the most qualified people to serve on the Company's Board. Through December 31, 2003 the officers of the Company have served without compensation other than the allowance to acquire Restricted founders stock at a preferred price. The Company's management may determine when it is in the best interest of the Company to compensate Officers and Directors. For the years 1998 through 2003, Mr. Wimbish's annual salary was approved to be $120,000, a portion of which has not been collected and remains in accrued expenses on the 2003 and 2002 balance sheets.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2003 with respect to each director and officer and any person who is known to the Company to be the beneficial owner of five percent (5%) or more of the Company's outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares held by all directors and officers, individually and as a group.

--------------------------------------------------------------------------------
(1)                          (2)             (3)               (4)
Name And Address             Shares Owned.   Percent           Percent After
Of Owner.                                    Before Offering   Sales of
                                             Total Sold.       Maximum Offering.
--------------------------------------------------------------------------------

George E. Wimbish*           25,500,000(a)     60.84%            57.02%
Director, Chairman,
  President, & CEO
2772 Depot Street
Sanford, Fl 32773

Judy D. Wimbish*-Secretary, Jointly owns all shares with George Wimbish, CEO.

Dr. Robert M. Good            2,150,000(a)(c)   5.13%             4.81%
Company Address

Jerald R. Hoeft                 120,000(d)       .29%              .27%
Chief Financial
  Officer-Treasurer
Company Address

Daniel L. Mault                   3,000         0.01%             0.01%
Director
Company Address

Jerome L. Nettuno               978,000(d)      2.33%             2.19%
Director
Company Address

Noah V. Savant                   15,000         0.04%             0.03%
Director
Company Address

--------------------------------------------------------------------------------
Subtotal                     27,905,000        66.58%            62.40%

Other Private Shareholders   11,814,517(b)     28.19%(c)         26.42%(c)

Publicly traded shares        2,191,300         5.23%             4.90%

New Shareholders              2,808,700           --              6.28%
From Offering If All Sold
================================================================================
Total                        44,719,517(e)    100.0%             100.0%

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

None.

Item 13. Exhibits and Reports on Form 8-K.

(a)   Exhibits

      Exhibit 31   CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT

      Exhibit 32   CERTIFICATION

(b)   Reports on Form 8-K

      The Company filed an 8-K on January 26, 2004 and an amended 8-K on March 2, 2004.

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

================================================================================
Signature                        Title                           Date
================================================================================


/s/ George Wimbish
----------------------------
George Wimbish
Director, Chairman, President, Chief Executive.             April 12, 2004


/s/ Daniel L. Mault
----------------------------  Director.                     April 12, 2004
Daniel L. Mault


/s/ Jerald R. Hoeft
----------------------------  Chief Financial Officer       April 12, 2004
Jerald R. Hoeft


/s/ Jerome L. Nettuno
----------------------------  Director                      April 12, 2004
Jerome L. Nettuno


/s/ Noah V. Savant
----------------------------  Director.                     April 12, 2004
Noah V. Savant