Form 10QSB
period 2004-03-31
MOBILE AREA NETWORKS INC
filed 2004-05-13
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2004

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
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization                   Identification No.)

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


Shares of Common Stock outstanding at March 31, 2004 - 42,030,817

                           MOBILE AREA NETWORKS, INC.

                                      Index


                                                                      Page
                                                                     Number
                                                                     ------

PART 1.             FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Balance Sheets
                       March 31, 2004 (Unaudited)
                          and December 31, 2003                         3

                    Statements of Operations
                       Three months ended
                          March 31, 2004 (Unaudited) and
                          March  31, 2003(Unaudited)                    4

                    Statements of Cash Flows
                     Three months ended
                       March 31, 2004 (Unaudited) and
                         March  31, 2003 (Unaudited)                    5

                    Notes to Financial Statements                       6

         Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations     7-8

PART II.            OTHER INFORMATION                                   9

                           MOBILE AREA NETWORKS, INC.

                             (A Florida Corporation)
                                Sanford, Florida

                                 Balance Sheets

                                                                             March 31,
                                                             December 31,       2004
                                                                 2003       (Unaudited)
                                                             ------------   -----------

                                     Assets
                                     ------

Current assets:

     Cash and Cash Equivalents                                $    17,378        10,985

     Accounts Receivable-Net of Allowance for
        Doubtful Accounts                                          27,833        77,753

     Inventory                                                     77,480        41,424
                                                              -----------    ----------

             Total current assets                                 122,691       130,162

Property and Equipment-Net of Accumulated
   Depreciation                                                   582,847       580,841

Other Assets:
   Security Deposits and Other Assets                               4,314         4,314
                                                              -----------    ----------

Total Assets                                                  $   709,852       675,317
                                                              ===========    ==========


                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:

     Notes and Capital Leases Payable-Due Within One Year     $   183,610       183,610

     Acounts Payable                                              236,681       263,991

     Accrued Expenses                                              56,997        56,997
                                                              -----------    ----------

             Total current liabilities                            477,288       504,599
                                                              -----------    ----------

Other Liabilities:

     Notes and Capital Leases Payable-Due After One Year          395,623       402,271

     Accrued Salaries-Related Party                               600,000       630,000

     Advances from Stockholders                                    95,522        65,353
                                                              -----------    ----------

Total Liabilities                                               1,568,433     1,602,223

Stockholders' Deficit

     Common stock, no par value, authorized
       50,000,000 shares, issued and outstanding
       41,910,817 and 42,030,817 shares, respectively           2,973,490     2,997,490

     Accumulated Deficit                                       (3,832,071)   (3,924,396)
                                                              -----------    ----------

     Total Stockholders' Deficit                                 (858,581)     (926,906)
                                                              -----------    ----------

Total Liabilities and Stockholders' Deficit                   $   709,852       675,317
                                                              ===========    ==========

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Operations

                   Three months ended March 31, 2004 and 2003
                                   (unaudited)

                                                      Three             Three
                                                     Months            Months
                                                      Ended             Ended
                                                    March 31,         March 31,
                                                      2004              2003
                                                    ---------         ---------

Sales-Net of Returns and Allowances               $    140,343          186,664

Cost of Goods Sold                                     116,006          153,199
                                                  ------------      -----------

Gross Profit                                            24,337           33,465

Operating Expenses
   Depreciation                                         42,006           43,864
   Interest and Finance Charges                         12,545           12,444
   Payroll and Payroll Taxes                            34,916           41,796
   Professional Services                                 4,500            5,000
   Other Operating Expenses                             22,696            9,337
                                                  ------------      -----------
Total Operating Expenses                               116,663          112,441
                                                  ------------      -----------

Loss Before Provision for Taxes                        (92,326)         (78,976)

Provision for Taxes                                         --               --
                                                  ------------      -----------

Net Loss for the Period                           $    (92,326          (78,976)
                                                  ============      ===========

Weighted Average Number of Common Shares
   Outstanding-Basic and Diluted                    41,954,059       40,178,651

Net loss per share-Basic and Diluted              $      (0.00)           (0.00)
                                                  ============      ===========


See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Cash Flows

                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                                  Three        Three
                                                                                 Months        Months
                                                                                  Ended         Ended
                                                                                March 31,     March 31,
                                                                                  2004          2003
                                                                                ---------     ---------

Cash flows from operating activities

Net loss for the Period                                                          $(92,326)    (78,976)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
    Depreciation                                                                   42,006      43,864

Changes in Assets and Liabilities:
    Accounts Receivable                                                           (49,920)    (37,303)
    Inventory                                                                      36,057     (43,500)
    Security Deposits and Other Assets                                                 --      (8,480)
    Accounts Payable                                                               27,311     (30,574)
    Accrued Expenses                                                                   --     (14,188)
    Accrued Salaries-Related Party                                                 30,000      30,000
                                                                                 --------    --------
Net Cash Flows from Operating Activities                                           (6,872)   (148,357)

Cash Flows from Investing  Activities
    Acquisition of Property and Equipment                                              --          --
Cash Flows from Financing Activities
    Advances (Repayments) from Stockholders                                       (30,169)      9,261
    Proceeds from Issuance of Common Stock                                         24,000     158,700
    Increases (Repayment) of Notes and Capital Leases Payable                       6,648      (7,727)
                                                                                 --------    --------

Net Cash Flows from Financing Activities                                              479     160,234
                                                                                 --------    --------

Net Change in Cash and Cash Equivalents                                            (6,393)     11,520

Cash and Cash Equivalents-Beginning of Period                                      17,378       5,874
                                                                                 --------    --------

Cash and Cash Equivalents-End of Period                                          $ 10,985      17,394
                                                                                 ========    ========

Supplemental disclosure of cash flow information

    Cash paid for:
        Taxes                                                                    $     --          --
                                                                                 ========    ========

        Interest                                                                 $    105      14,660
                                                                                 ========    ========

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

Note B - Going Concern

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $92,326 and $78,976 for the three months ended March 31, 2004 and 2003, respectively. As a result, there is an accumulated deficit of $3,924,396 at March 31, 2004. The primary causes of the losses for 2003 and 2004 are attributable to the inability of the Company to fill customers orders due to a lack of inventory.

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

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                         Liquidity and Capital Resources

Working Capital amounted to $(374,437) at March 31, 2004 compared to $(354,597) at December 31, 2003. Cash amounted to $10,985 at March 31, 2004 as compared to $17,378 at December 31, 2003. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the three months ended March 31, 2004 and 2003 was $6,872 and $148,357, respectfully, primarily as a result of the Company's net losses. For the three months ended March 31, 2004 and 2003, cash was provided primarily by additional stock issuance. During the three months ended March 31, 2004 and 2003, cash was used to fund operations.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

                              Results of Operations

Sales decreased during the current period first quarter as compared with the year earlier period. For the three months ended March 31, 2004 sales were $140,343 and for the three months ended March 31, 2002, sales were $186,664. The decrease relates to the Company's inability to fill customer orders due to lack of inventory.

Cost of Goods Sold also decreased commensurate with the decrease in revenues. For the three months ended March 31, 2004, Cost of Goods Sold were $116,006 and for the three months ended March 31, 2003, Cost of Goods Sold were $153,199.

Operating expenses increased from $112,441 for the three months ended March 31, 2003 to $116,662 for the three months ended March 31, 2004. Depreciation expense decreased slightly from $43,864 in the year earlier first quarter to $42,006 in the current year first quarter.

Interest and Finance Charges expense increased slightly from $12,444 for the three months ended March 31, 2003 to $12,545 for the three months ended March 31, 2004.

Payroll and Payroll Taxes expense decreased from $41,796 for the three months ended March 31, 2003 to $34,916 for the three months ended March 31, 2004. The decrease reflects a reduction in staffing necessitated by the reduced volume of business.

Professional Services expense was $4,500 for the three months ended March 31, 2004 and $5,000 for the three months ended March 31, 2003. The amounts reflect fees paid to its independent public accountants for auditing services.

Other Operating Expenses were $22,695 for the three months ended March 31, 2004 and $9,337 for the three months ended March 31, 2003. The increase relates principally to payments for local property taxes, utilities, insurance and postage.

The Net Loss for the Period was $92,326 for the three months ended March 31, 2004, an increase from the $78,976 Net Loss reported for the three months ended March 31, 2003. The Net Loss Per Share remained unchanged at $.00.

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

                                    MOBILE AREA NETWORKS INC.


May 10, 2004                        /s/ George Wimbish
----------------------              ---------------------------
Date                                George Wimbish
                                    Director, Chairman and President