Form 10QSB
period 2004-06-30
MOBILE AREA NETWORKS INC
filed 2004-08-12
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2004

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _____________ to ________________.

Commission file number 333-18439

                           Mobile Area Networks, Inc.
--------------------------------------------------------------------------------
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

Shares of Common Stock outstanding at June 30, 2004- 42,375,942

                           MOBILE AREA NETWORKS, INC.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART 1.              FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Balance Sheets
                        June 30, 2004 (Unaudited)
                           and December 31, 2003                              3

                     Statements of Operations
                        Three and Six months ended
                           June 30, 2004 (Unaudited) and
                           June 30, 2003(Unaudited)                           4

                     Statements of Cash Flows
                       Six months ended
                        June 30, 2004 (Unaudited) and
                          June 30, 2003 (Unaudited)                           5

                     Notes to Financial Statements                            6

          Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         7-9

PART II.             OTHER INFORMATION                                       10

                           MOBILE AREA NETWORKS, INC.

                             (A Florida Corporation)
                                Sanford, Florida

                                 Balance Sheets

                                                                       December 31,     June 30, 2004
                                                                          2003           (Unaudited)
                                                                       -----------       -----------

                                     Assets
                                     ------

Current assets:
      Cash                                                             $    17,378       $     6,138
      Accounts Receivable-Net of Allowance for Doubtful Accounts            27,833            92,255
      Inventory                                                             77,480            41,667
                                                                       -----------       -----------
                Total current assets                                       122,691           140,060

Property and equipment, net of Accumulated Depreciation                    582,847           498,835

Other Assets:
      Security Deposits and Other Assets                                     4,314             4,314
                                                                       -----------       -----------
                Total assets                                           $   709,852       $   643,209
                                                                       ===========       ===========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
      Notes and Capital Leases Payable-Due Within One Year             $   183,610       $   175,174
      Accounts Payable                                                     236,681           263,149
      Accrued Expenses                                                      56,997            56,997
                                                                       -----------       -----------
                Total current liabilities                                  477,288           495,320

Other Liabilities:
     Notes and Capital Leases Payable-Due After One Year                   395,623           379,274
     Accrued Salaries-Related Party                                        600,000           660,000
     Advances from Stockholders                                             95,522            49,119
                                                                       -----------       -----------
                Total Liabilities                                        1,568,433         1,583,713

Stockholders' deficit:

      Common stock, no par value; authorized 50,000,000 shares;
      Issued and outstanding 41,910,817 and 42,375,942 shares            2,973,490         3,066,515
      Accumulated Deficit                                               (3,832,071)       (4,007,019)
                                                                       -----------       -----------

                Total stockholders' deficit                               (858,581)         (940,504)
                                                                       -----------       -----------

                Total liabilities and stockholders' deficit            $   709,852       $   643,209
                                                                       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Operations
                Three and Six months ended June 30, 2004 and 2003
                                   (Unaudited)

                                              Three months        Three months         Six months         Six months
                                                  Ended              Ended               Ended               Ended
                                                June 30,            June 30,            June 30,           June 30,
                                                  2004                2003                2004               2003
                                              ------------        ------------        ------------        ------------

Sales-Net of Returns and Allowances           $    145,231        $    211,852        $    285,574        $    398,516
Cost of Goods Sold                                  96,301             175,728             212,307             328,927
                                              ------------        ------------        ------------        ------------
Gross Profit (Loss)                                 48,930              36,124              73,267              69,589

Operating expenses
      Depreciation                                  42,006              43,744              84,012              87,608
      Bad Debt Expense                              10,726                                  10,726
      Interest and Finance Charges                  17,655               6,880              30,200              19,324
      Outside Services                                  --               1,226                  --               1,226
      Payroll and Payroll Taxes                     35,037              41,518              69,953              83,314
      Professional Services                          2,000                 877               6,500               5,877
      Other Operating Expenses                      24,128              11,133              46,824              20,470
                                              ------------        ------------        ------------        ------------


Total Operating Expenses                           131,552             105,378             248,215             217,819
                                              ------------        ------------        ------------        ------------
Loss Before Provision for Taxes                    (82,622)            (69,254)           (174,948)           (148,230)


Other Income
      Gain on Forgiveness of Debt                       --              24,077                  --              24,077
                                              ------------        ------------        ------------        ------------
Loss Before Provision for Taxes                    (82,622)            (45,177)           (174,948)           (124,153)

Provision for Taxes                                     --                  --                  --                  --
                                              ------------        ------------        ------------        ------------
Net Loss for the Period                       $    (82,622)       $    (45,177)       $   (174,948)       $   (124,153)
                                              ============        ============        ============        ============

Weighted Average Number of Common Shares

Outstanding-Basic and Diluted                   42,122,883          40,850,476          42,077,014          40,514,183

Net loss per share-Basic and Diluted          $      (0.00)       $      (0.00)       $      (0.00)       $      (0.00)
                                              ============        ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Cash Flows
                     Six months ended June 30, 2004 and 2003
                                   (Unaudited)

                                                               Six Months           Six Months
                                                                  Ended                Ended
                                                              June 30, 2004        June 30, 2003
                                                              -------------        -------------
Cash flows from operating activities
Net loss for the period                                        $(174,948)             $(124,153)
Adjustments to Reconcile Net Loss to Net Cash Flows from
Operating Activities:
     Depreciation                                                 84,012                 87,608
     Bad Debt Expense                                             10,726
Changes in Assets and Liabilities:
     Accounts Receivable                                         (75,148)                20,789
     Inventory                                                    35,813                  1,141
     Security Deposits and Other Assets                               --                 (8,480)
     Accounts Payable                                             26,468               (148,853)
     Accrued Expenses                                                 --                (42,086)
     Unearned Revenue                                                 --                 (9,200)
     Accrued Salaries-Related Party                               60,000                 60,000
                                                               ---------              ---------
Net Cash Flows from Operating Activities                         (33,077)              (163,234)
Cash flows from Investing Activities
      Acquisitions of Property and Equipment                          --                 (6,756)
Cash Flows from Financing Activities
     Advances from (Repayments to) stockholders                  (46,403)                 7,717
     Proceeds from Issuance of Common Stock                       93,025                259,673
     Repayment of Notes and Capital Leases Payable               (24,785)               (66,537)
                                                               ---------              ---------

Net Cash Flows from Financing Activities                          21,837                200,853
                                                               ---------              ---------

Net Change in Cash and Cash Equivalents                          (11,240)                30,863

Cash and Cash Equivalents-Beginning of Period                     17,378                  5,874
                                                               ---------              ---------

Cash and Cash Equivalents-End of Period                        $   6,138              $  36,737
                                                               =========              =========

     Cash paid for:
          Taxes                                                $      --              $      --
                                                               =========              =========
          Interest                                             $  30,200              $  44,147
                                                               =========              =========

   The accompanying notes are an integral part of these financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                          Notes to Financial Statements

Note A - Basis of Presentation

      The condensed financial statements of Mobile Area Networks, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's annual report on Form10-KSB.

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

Note B - Going Concern

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $174,948 and $124,153 for the six months ended June 30, 2004 and 2003, respectively. As a result, there is an accumulated deficit of $4,007,019 at June 30, 2004. The primary causes of the losses are attributable to the inability of the Company to fill customers orders due to a lack of inventory.

      The Company's continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company plans to raise sufficient working capital through equity offerings and restructure debt to lower its monthly payments and interest costs. The Company continues to fund operational deficits through the acquisition of debt and equity financing through private individuals. The Company is currently renegotiating bank lines of credit and is pursuing other sources for capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note C - Forgiveness of Debt

      In 2003, the Company was successful in negotiating more favorable terms on a capitalized lease relating to an equipment purchase. The carrying value ($32,577) was satisfied by a Company commitment to remit $8,500 over a four month period. The resultant gain of $24,077 was recognized as Other Income for the period.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                         Liquidity and Capital Resources

Working Capital amounted to $(355,260) at June 30, 2004 compared to $(354,497) at December 31, 2003. Cash amounted to $6,138 at June 30, 2004 as compared to $17,378 at December 31, 2003. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the six months ended June 30, 2004 and 2003 was $33,077 and $163,234, respectfully primarily as a result of the Company's net losses. For the six months ended June 30, 2004 and 2003, cash was provided primarily by additional stock issuance and advances from shareholders. During the six months ended June 30, 2004 and 2003, cash was used to fund operations.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

                              Results of Operations

Sales decreased during the current period second quarter as compared with the year earlier period. For the three months ended June 30, 2004 sales were $145,231 and for the three months ended June 30, 2003, sales were $211,852. For the six months ended June 30, 2004, sales were $285,574 and for the six months ended June 30, 2003, sales were $398,516. The decreases for both the three month and six month periods relate to the Company's inability to fill customer orders due to lack of inventory

Cost of Goods Sold also decreased commensurate with the decrease in sales. For the three months ended June 30, 2004, Cost of Goods Sold were $96,301 and for the three months ended June 30, 2003, Cost of Goods Sold were $175,728. For the six months ended June 30, 2004, Cost of Goods Sold were $212,307 and for the six months ended June 30, 2003, Cost of Goods Sold were $328,927.

Total Operating Expenses increased to $131,552 for the three months ended June 30, 2004 from $105,378 for the three months ended June 30, 2003. For the six months ending June 30, 2004, operating expenses increased to $248,215 from $217,819 for the six months ending June 30, 2003.

Depreciation expense decreased slightly from $87,608 for the year earlier six month period to $84,012 for the current year six month period.

Bad Debt Expense increased from $-0- for the three and six month periods in 2003 to $10,726 for the three and six months ending June 30, 2004. The reserve for uncollected accounts had to be increased due to certain past due balances.

Interest and Finance Charges increased from $6,880 for the three months ended June 30, 2003 to $17,655 for the three months ended June 30, 2004. Interest and Finance Charges increased from $19,324 for the six months ended June 30, 2003 to $30,200 for the six months ended June 30, 2004. The current period interest expense and finance charges are higher due to the imposition of late charges for late payments against outstanding balances.

Outside Services expense decreased from $1,226 for the three months ended June 30, 2003 to $-0- for the three months ended June 30, 2004. For the six months ended June 30, 2003, Outside Services expense decreased from $1,226 to $-0- for the six months ended June 30, 2004. The decrease relates to contracted labor expenses which have since been deemed unnecessary.

Payroll and Payroll Taxes expense decreased from $41,518 for the three months ended June 30, 2003 to $35,037 for the three months ended June 30, 2004. For the six months ended June 30, 2003, Payroll and Payroll Taxes expense decreased from $83,314 to $69,953 for the six months ended June 30, 2004. The decreases reflect a reduction in staffing necessitated by the reduced volume of business.

Professional Services expense increased from $877 for the three months ended June 30, 2003 to $2,000 for the three months ended June 30, 2004. For the six months ended June 30, 2003, Professional Services expense increased from $5,877 to $6,500 for the six months ended June 30, 2004. The expenses were for audit services from the Company's independent public accountants.

Other Operating Expenses were $11,133 for the three months ended June 30, 2003 and $24,128 for the three months ended June 30, 2004. Other Operating Expenses were $20,470 for the six months ended June 30, 2003 and $46,824 for the six months ended June 30, 2004. The increases relate principally to additional spending for utilities, telephone and local property taxes on tangible equipment

The Net Loss for the Period was $(82,622) for the three months ended June 30, 2004, an increase from the $(45,177) Net Loss reported for the three months ended June 30, 2003. The Net Loss for the Period was $(174,948) for the six months ended June 30, 2004, an increase from the $(124,153) Net Loss reported for the six months ended June 30, 2003. The Net Loss Per Share remained unchanged at $0.00.

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

                             Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on June 30, 2004. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended June 30, 2004.

Subsequent to June 30, 2004, through the date of this filing of Form 10-QSB for the quarterly period ended June 30, 2004, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Item 3.     Defaults Upon Senior Securities:                         None

Item 4.     Submission of Matters to a Vote of Security Holders:     None

Item 5.     Other Information:                                       None

Item 6.     Exhibits and Reports on Form 8-K:

            (a)   Exhibits:

                  Exhibit 31   Certification Pursuant to the Sarbanes-Oxley Act

                  Exhibit 32   Certification

            (b) During the quarter ended June 30, 2004 no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                            MOBILE AREA NETWORKS INC.


Date August 11, 2004                      /s/ George Wimbish
                                          --------------------------------
                                          Director, Chairman and President