Form 10QSB
period 2004-09-30
MOBILE AREA NETWORKS INC
filed 2004-11-12
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2004

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

Yes |X|           No |_|

Shares of Common Stock outstanding at September 30, 2004- 42,589,792

                           MOBILE AREA NETWORKS, INC.
                                      Index

Page
                                                                          Number
                                                                          ------
PART 1.            FINANCIAL INFORMATION

           Item 1. Financial Statements


                   Balance Sheets
                     September 30, 2004 (Unaudited)
                       and December 31, 2003                                3

                   Statements of Operations
                     Three and Nine months ended
                       September 30, 2004 (Unaudited) and
                         September 30, 2003 (Unaudited)
                                                                            4

                   Statements of Cash Flows
                     Nine months ended
                       September 30, 2004 (Unaudited) and
                         September 30, 2003 (Unaudited)                     5

                   Notes to Financial Statements                            6

           Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        7-9

PART II.           OTHER INFORMATION                                       10

                           MOBILE AREA NETWORKS, INC.

                             (A Florida Corporation)
                                Sanford, Florida

                                 Balance Sheets
                                     Assets

                                                                             December 31,       September 30,
                                                                                 2003               2004
                                                                                                 (Unaudited)
                                                                           ---------------     ---------------

Current assets:
      Cash                                                                 $        17,378     $        26,089
      Accounts Receivable-Net of Allowance for Doubtful Accounts                    27,833              65,697
      Inventory                                                                     77,480              40,311
                                                                           ---------------     ---------------
         Total current  assets                                                     122,691             132,097

Property and equipment, net of Accumulated Depreciation                            582,847             456,830

Other Assets:
      Security Deposits and Other Assets                                             4,314               4,314
                                                                           ---------------     ---------------
         Total assets                                                      $       709,852     $       593,241
                                                                           ===============     ===============

                      Liabilities and Stockholders' Deficit
Current liabilities:
      Notes and Capital Leases Payable-Due Within One Year                 $       183,610     $       171,349
      Accounts Payable                                                             236,681             264,312
      Accrued Expenses                                                              56,997              57,485
                                                                           ---------------     ---------------
         Total current liabilities                                                 477,288             493,146

Other Liabilities:
      Notes and Capital Leases Payable-Due After One Year                          395,623             328,606
      Accrued Salaries-Related Party                                               600,000             690,000
      Advances from Stockholders                                                    95,522              83,728
                                                                           ---------------     ---------------

         Total Liabilities                                                       1,568,433           1,595,480
Stockholders' deficit:

      Common stock, no par value; authorized 50,000,000 shares;
      Issued and outstanding 41,910,817 and 42,589,792 shares                    2,973,490           3,099,495
      Accumulated Deficit                                                       (3,832,071)         (4,101,734)
                                                                           ---------------     ---------------
         Total stockholders' deficit                                              (858,581)         (1,002,239
                                                                           ---------------     ---------------

         Total liabilities and stockholders' deficit                       $       709,852     $       593,241
                                                                           ===============     ===============

The accompanying notes are an integral part of these financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Operations
             Three and Nine months ended September 30, 2004 and 2003
                                   (Unaudited)

                                               Three months       Three months         Nine months         Nine months
                                                  Ended              Ended                Ended              Ended
                                              September 30,       September 30,        September 30,      September 30,
                                                  2004               2003                 2004               2003
                                              --------------      --------------      --------------      --------------

Sales-Net of Returns and Allowances           $      111,586      $      153,594      $      397,160      $      552,110
Cost of Goods Sold                                    95,990             234,848             308,297             563,775
                                              --------------      --------------      --------------      --------------
Gross Profit (Loss)                                   15,596             (81,254)             88,863             (11,665)

Operating expenses
      Depreciation                                    42,006              43,744             126,018             131,352
      Bad Debt Expense                                    --              10,726
      Interest and Finance Charges                    12,256              14,977              42,456              34,301
      Outside Services                                    --               1,597                  --               2,823
      Payroll and Payroll Taxes                       34,760              47,601             104,713             130,915
      Professional Services                            5,300               3,430              11,800               9,307
      Other Operating Expenses                        34,069              78,901              80,893              99,371
                                              --------------------------------------------------------------------------

Total Operating Expenses                             128,391             190,250             376,606             408,069
                                              --------------      --------------      --------------      --------------
Loss Before Provision for Taxes                     (112,795)           (271,504)           (287,743)           (419,734)

Other Income
      Gain on Foregiveness of Debt                    18,079                  --              18,079              24,077
                                              --------------------------------------------------------------------------
Loss Before Provision for Taxes                      (94,716)           (271,504)           (269,664)           (395,657)

Provision for Taxes                                       --                  --                  --                  --

                                              --------------------------------------------------------------------------
Net Loss for the Period                       $      (94,716)     $     (271,504)     $     (269,664      $     (395,657)
                                              ==============      ==============      ==============      ==============

Weighted Average Number of Common Shares

Outstanding-Basic and Diluted                     42,218,693          41,476,882          42,209,556          40,775,567

Net loss per share-Basic and Diluted          $        (0.00)     $        (0.00)     $        (0.00)     $        (0.00)
                                              ==============      ==============      ==============      ==============

   The accompanying notes are an integral part of these financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Cash Flows
                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)

                                                               Nine Months         Nine Months
                                                                  Ended               Ended
                                                              September 30,       September 30,
                                                                  2004                2003
                                                              --------------      --------------
Cash flows from operating activities
Net loss for the period                                       $     (269,664)     $     (395,657)
Adjustments to Reconcile Net Loss to Net Cash Flows from
Operating Activities:
         Depreciation                                                126,018             131,352
         Bad Debt Expense                                             10,726
Changes in Assets and Liabilities:
         Accounts Receivable                                         (48,590)             22,884
         Inventory                                                    37,169              29,019
         Accounts Payable                                             27,631             (87,666)
         Accrued Expenses                                                488             (50,043)
         Unearned Revenue                                                 --              (9,200)
         Accrued Salaries-Related Party                               90,000              90,000
                                                              --------------      --------------
Net Cash Flows from Operating Activities                             (26,222)           (269,311)
Cash flows from Investing Activities
         Acquisitions of Property and Equipment                           --             (12,399)
Cash Flows from Financing Activities
         Advances from (Repayments to) stockholders                  (11,794)             (8,979)
         Proceeds from Issuance of Common Stock                      126,005             357,673
         Gain on Forgiveness of Debt                                  18,079              24,077
         Repayment of Notes and Capital Leases Payable               (97,357)            (81,298)
                                                              --------------      --------------

Net Cash Flows from Financing Activities                              34,933             291,473
                                                              --------------      --------------

Net Change in Cash and Cash Equivalents                                8,711               9,763

Cash and Cash Equivalents-Beginning of Period                         17,378               5,874
                                                              --------------      --------------

Cash and Cash Equivalents-End of Period                       $       26,089      $       15,637
                                                              ==============      ==============

      Cash paid for:

         Taxes                                                $           --      $           --
                                                              ==============      ==============

         Interest                                             $       42,456      $       57,730
                                                              ==============      ==============

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

Note B -  Going Concern

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $269,664 and $395,657 for the nine months ended September 30th 2004 and 2003, respectfully. As a result, there is an accumulated deficit of $4,101,734 at September 30, 2004. The primary causes of the losses are attributable to the inability of the Company to fill customers orders due to a lack of raw materials inventory caused by lack of sufficient capital, which was further compounded during the quarter by direct hits by 3 hurricanes in Florida which caused temporary company shut downs each time.

      The Company's continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company plans to raise working capital through equity offerings and to restructure debt to lower its monthly payments. The Company continues to fund operational deficits through the acquisition of debt and equity financing through private individuals. The Company is currently seeking bank lines of credit and is pursuing venture capital sources. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note C-Forgiveness of Debt

      In 2004 and 2003, the Company was successful in negotiating reductions in outstanding debt balances by agreeing to accelerate payment schedules. The resultant gains were recognized as Other Income.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                         Liquidity and Capital Resources

Working Capital amounted to $(361,049) at September 30, 2004 compared to $(354,597) at December 31, 2003. Cash amounted to $26,089 at September 30, 2004 as compared to $17,378 at December 31, 2003. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the nine months ended September 30, 2004 and 2003 was $26,222 and $269,311, respectfully primarily as a result of the Company's net losses. For the nine months ended September 30, 2004 and 2003, cash was provided primarily by additional stock issuance and advances from shareholders. During the nine months ended September 30, 2004 and 2003, cash was used to fund operations and pay-down debt.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

                              Results of Operations

Sales decreased during the current period third quarter as compared with the year earlier period. For the three months ended September 30, 2004 sales were $111,586 and for the three months ended September 30, 2003, sales were $153,594. For the nine months ended September 30, 2004, sales were $397,160 and for the nine months ended September 30, 2003, sales were $552,110. The decreases for both the three month and nine month periods relate to the Company's inability to fill customer orders due to lack of raw materials inventory and lack of sufficient working capital, which was further impacted during the quarter by direct hits by 3 hurricanes which caused temporary shut downs each time.

Cost of Goods Sold also decreased commensurate with the decrease in sales. For the three months ended September 30, 2004, Cost of Goods Sold were $95,990 and for the three months ended September 30, 2003, Cost of Goods Sold were $234,848. For the nine months ended September 30, 2004, Cost of Goods Sold were $308,297 and for the nine months ended September 30, 2003, Cost of Goods Sold were $563,775.

Total Operating Expenses decreased to $128,391 for the three months ended September 30, 2004 from $190,250 for the three months ended September 30, 2003. For the nine months ending September 30, 2004, operating expenses decreased to $376,606 from $408,069 for the nine months ending September 30, 2003.

Depreciation expense decreased slightly from $131,352 for the year earlier nine month period to $126,018 for the current year nine month period.

Bad Debt Expense increased from $-0- for the nine month periods in 2003 to $10,726 for the nine months ending September 30, 2004. The reserve for uncollected accounts had to be increased due to certain past due balances. Bad Debt Expense was $-0- for the three months ending September 30, 2004 and 2003, respectively.

Interest and Finance Charges decreased from $14,977 for the three months ended September 30, 2003 to $12,256 for the three months ended September 30, 2004. Interest and Finance Charges increased from $34,301 for the nine months ended September 30, 2003 to $42,456 for the nine months ended September 30, 2004. The current period interest expense and finance charges are higher due to the imposition of late charges for late payments against outstanding balances.

Outside Services expense decreased from $1,597 for the three months ended September 30, 2003 to $-0- for the three months ended September 30, 2004. For the nine months ended September 30, 2003, Outside Services expense decreased from $2,823 to $-0- for the nine months ended September 30, 2004. The decrease relates to contracted labor expenses which have since been deemed unnecessary.

Payroll and Payroll Taxes expense decreased from $47,601 for the three months ended September 30, 2003 to $34,760 for the three months ended September 30, 2004. For the nine months ended September 30, 2003, Payroll and Payroll Taxes expense decreased from $130,915 to $104,713 for the nine months ended September 30, 2004. The decreases reflect a reduction in staffing necessitated by the reduced volume of business.

Professional Services expense increased from $3,430 for the three months ended September 30, 2003 to $5,300 for the three months ended September 30, 2004. Professional Services expense increased from $9,307 for the nine months ended September 30, 2003 to $11,800 for the nine months ended September 30, 2004. The expense increase was for audit services from the Company's independent public accountants.

Other Operating Expenses were $78,901 for the three months ended September 30, 2003 and $34,069 for the three months ended September 30, 2004. Other Operating Expenses were $99,371 for the nine months ended September 30, 2003 and $80,893 for the nine months ended September 30, 2004. The decreases relate principally to less spending for advertising, meals and entertainment, insurance, equipment rental and equipment leases.

The Net Loss for the Period was $(94,716) for the three months ended September 30, 2004, a decrease from the $(271,504) Net Loss for the Period reported for the three months ended September 30, 2003. The Net Loss for the Period was $(269,664) for the nine months ended September 30, 2004, a decrease from the $(395,657) Net Loss For the Period reported for the nine months ended September 30, 2003. The Net Loss Per Share remained unchanged at $0.00.

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

                             Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on September 30, 2004. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2004.

Subsequent to September 30, 2004, through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2004, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Item 3.      Defaults Upon Senior Securities:                         None

Item 4.      Submission of Matters to a Vote of Security Holders:     None

Item 5.      Other Information:                                       None

Item 6.      Exhibits and Reports on Form 8-K:

             (a)   Exhibits:                                          None

             (b) During the quarter ended September 30, 2004 no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                            MOBILE AREA NETWORKS INC.


Date November 12, 2004                 /s/ George Wimbish
----------------------                 --------------------------------
                                       Director, Chairman and President