Form 10KSB
period 2004-12-31
MOBILE AREA NETWORKS INC
filed 2005-03-30
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004
                                           -----------------

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.   $503,052

The registrant has not authorized non-voting common equity and as of December 31, 2004 42,915,470 shares of the registrant's voting common stock were outstanding and held by non-affiliates. The Company's stock began trading on January 10, 2001 on the OTCBB under the symbol "MANW".

Shares  of  Common  Stock,  no par  value  outstanding  at  December  31,  2004:
42,915,470

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

Mobile Area Networks, Inc. (the "Company") started operations in Heathrow, Florida in 1996 and in early 1997 the company successfully develop and deployed T-1 speed wireless internet service for business users of laptop computers beginning in Waltham (Boston), MA. From its wireless LANs (local area networks) at hotels, office buildings, convention centers, or other locations. The Company leaders retain the technical expertise for providing this service but the lack of customer funding remains to be the market deterrent. The technical success of this service did not generate sufficient revenue to sustain those operations and therefore the Company's management pursued other means of generating revenue to sustain the Company.

The Company decided to enter a Core Industry which is Technology driven, and on August 12, 2002 the Company entered into an agreement to acquire all of the operating assets of Vintage Industries, Inc. in a stock for assets purchase. The assets consisted of an apparent ongoing business with highly computerized plastics molds engineering and manufacturing equipment including a complete computer aided machine tool shop, patents pending, and trade secrets for a process that rapidly produces plastic injection molds, numerous plastics injection molding presses, as well as all office and support equipment and the then existing customer base of the Company.

The Company agreed to issue 1,440,000 of its SEC Rule 144 Restricted Common Shares having a market value of approximately $274,000 according to the trading price of public shares on the day of the agreement, to be disbursed among the shareholders of and by Vintage Industries, Inc. Vintage Industries, Inc. was to be dissolved and all future operations in a timely manner were to be consolidated into and owned by Mobile Area Networks, Inc. (the "Company"). The Company also agreed to assume responsibility for Certain current and long-term liabilities of Vintage. After the issuance of the shares used in this transaction the effect would be that the former owners of Vintage would own jointly approximately four percent (4.0%) of the then outstanding shares of the Company.

Simultaneous with the acquisition of the Vintage assets the Company acquired the complete plastic molding department machinery of Recoton Corporation in a distress sale which allowed the Company to pay a small amount of cash and to furnish Recoton with certain parts production at that time. The effect of this transaction was to dramatically increase production capacity for the Company, however the short term effect was detrimental to the cash position of the Company.

The Company consolidated operations from four (4) smaller facilities into one larger manufacturing center and office space, beginning in December 2002 and began 2003 as essentially a start-up operating year. In the years when the demand for these services was great Vintage did not have the capacity to expand in order to support customers requirements until this consolidation.

The former Vintage Industries, Inc. was formed in 1991 and through the years became a leader in its core business of custom injection molding of plastics and rubber parts. Vintage developed extensive capabilities to provide consulting, engineering, mold design, mold manufacturing and follow on production. The business and customer base has changed substantially over the past several years and changed even more since the Agreement to be acquired by Mobile Area Networks, Inc. was signed. Initially Vintage derived a substantial portion of it revenues from the design, mold manufacture, and production of rifle stocks and other parts for the sporting firearms industry. Customers included Colt, Henry Repeating Arms, North American Arms, Marlin Firearms, O.F. Mossberg, Savage Arms, Winchester, and others. For several years the sporting arms industry suffered economically and Vintage consequently shifted its focus away from that industry.

THE FUTURE OF PLASTICS AND THE COMPANY: During the year ended 2004 the Company generated its plastics services revenues from a diverse mix of high-tech Military parts for Lockheed Martin and others, Non-Invasive Medical Device parts, Consumer and Novelty Products, Irrigation Devices, Sporting Rifle Parts, Archery Bow parts, Snow Ski Equipment parts, Military Simulation and Trainer Parts, Air conditioner parts, Roofing Construction Items, and other Specialty Applications. The Company's management is focused on developing additional and diversified proprietary products to manufacture in addition to the custom molding currently being done for customers.

THE FUTURE OF PLASTIC MOLD MAKING: The annual U.S. market for plastic injection molds was reported in 2002 to be approximately twenty billion dollars ($20 billion) annually with spending by U.S. companies on machinery to manufacture these molds amounting to approximately $3.8 billion annually. A significant share of this market could possibly be gained with innovative machinery that could reduce the skilled labor requirements of mold making, and create high precision molds, while saving on time and costs of mold making. The Company has developed and claims trade secrets for the unique patent pending and proprietary Nickel Composite Tooling ("NCT(TM)") process which reduces the time necessary to make plastic injection molds, while delivering the high quality and precision typified by the computer control of a process. The NCT(TM) system could allow manufacturers of plastic products to go from product design to full production in ten to fifteen workdays instead of the current twelve to eighteen weeks. This dramatic savings in time and labor is further enhanced by a substantial savings in mold manufacturing costs. The Company also claims trade secrets for a process to produce short run production parts direct from molds produced in polymer from CAD (computer aided design) files. The Company is closing the gap in the automation of mold manufacturing. While plastic product prototyping and mold designs are already dominated by computer automation, today's mold manufacturers still rely on expensive and lengthy manual and semi-automated machining processes. NCT(TM) could apply computer automation to mold manufacturing, permitting the uninterrupted flow of digital data and control from design, through mold manufacturing and onto the production floor.

The Company is not aware of any required government approval for any of its services, but should this need arise there is no reason for the Company to believe that it would not be able to obtain such approvals. The Company estimates that it has expended approximately $815,000 on research and development during the past seven years, the majority of which has been provided by investors in the Company and primarily with respect to the Company's MobiLAN(R) and Rapid Tooling efforts. The Company is not aware of any environmental issues that may impact the Company or its services.

The Company has approximately 10 full time employees including its President. In addition there are two part time consultants available to the Company on an as-needed basis. The Company also has marketing arrangements with outside individuals on a commission only basis.

Item 2.Description of Property.

The Company leases its office and manufacturing facility at 2772 Depot Street in Sanford, Florida. That lease, which originally was a sub-lease executed on November 11, 2002 covering 20,680 square feet for a five year term with annual lease payments approximating $85,000 plus pro-rated real estate taxes approximating $9,500 per year. On July 31, 2003 the Company negotiated a new master lease covering the entire building of 25,000 square feet for a term of three years and ten months commencing on August 1, 2003 and continuing through May 31, 2007. The lease provides two options to renew the term for two years each. As of December 31, 2004 all office equipment and furnishings were owned outright and without leases.

The Company owns the registered trademark "mobiLAN(R)", and claims copyright ownership of other creative and derivative works including, but not limited to the Learningport.com(TM) domain. On April 28, 1998 Mobile Area Networks, Inc.

was granted U.S. Patent #5,745,884 which covers "System And Method For Billing Data Grade Network Use On A Per Connection Basis." There can be no guarantee of any tangible value for this patent, which was accounted for as a fully-amortized intangible asset on the balance sheet of the Company. The Company claims as "Trade Secrets" certain software processes and procedures used in network address procedures, bandwidth managing, and controlling access to its systems, certain methods of plastics molding and mold building, as well as certain working arrangements with suppliers, consultants and clients.

Item 3. Legal Proceedings.

On October 3, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by David Byron, a former employee of Vintage Industries, Inc., for non-delivery of 288,000 shares of Restricted Common Stock of Mobile Area Networks, Inc., per the general mutual release and separation agreement between Vintage Industries, Inc. and Mr. Byron. Mr. Byron is seeking immediate delivery of the 288,000 shares of Restricted Common Stock of Mobile Area Networks, Inc. and damages in the amount of the value of the stock. The Company is withholding the delivery of the shares in accordance with the Acquisition Agreement with Vintage for the hold back of said shares until all assets are transferred to the Company. There remains pending the return of various Vintage Industries owned assets allegedly held by Mr. Byron. The Company intends to vigorously defend its position as the Company never entered into any such agreement with Mr. Byron as the Acquisition Agreement entered into was between the Company and Vintage Industries, Inc. and not Mr. Byron. The Company does not believe the range of loss, if any, can be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements. There has never been any agreement between Mr. Byron and Mobile Area Networks, Inc. relating to stock shares or any other matter.


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

On January 10, 2001, the Company's stock began public trading on the OTCBB system under the symbol "MANW".

The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2004.

                                       High              Low
                                       ----              ---

          First Quarter                 .19              .13

          Second Quarter                .10              .08

          Third Quarter                 .10              .07

          Fourth Quarter                .11              .07

The proceeds from the Company's stock sales to date have been, and are being used primarily to fund the continuing operations of the Company's plastics manufacturing activities systems as well as for funding the administrative activities and marketing programs of the Company.

The Company continues to explore acquisition opportunities in order to grow the revenue base and build value for the Company.

A majority of the Company's total outstanding shares, 42,915,470, are restricted for sale under SEC Rule 144. Total authorized shares are 50 million. Most of the outstanding shares are owned by Company founders or insiders as reported in the Prospectus of the Company dated February 16, 1999 and in subsequent periodic reports including this Annual Report, such insider owned shares being further restricted as to resale. The Company has no obligation or requirement to register any of the restricted shares for public sales. However, shares held for the required time period under Rule 144 could under certain conditions be sold by the owners of those shares who are not considered to be insiders or owners of control shares, when sold through broker-dealer transactions and with the proper SEC Form 144 documentation and filing.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and related notes which are contained herein in the following pages under Item 7.

Revenues decreased from $802,847 in 2003 to $503,052 in 2004, a decrease of 37%. During 2004, the Company was adversely affected by direct hits by 3 of the 4 Florida hurricanes, each of which shut down the manufacturing facility for several days.

Cost of Goods Sold decreased from $234,853 in 2003 to $194,575 in 2004. The decrease was commensurate with the reduction in revenues in addition to a write-down of inventories for obsolescence.

Total Operating Expenses decreased from $1,005,342 in 2003 to $748,968 in 2004, a decrease of 26%.

Bad Debts expense increased from $2,380 in 2003 to $23,726 in 2004. The Allowance for Doubtful Accounts was increased to recognize certain stale-dated accounts in the aging of Accounts Receivable.

Depreciation expense decreased from $177,865 in 2003 to $168,023 in 2004, a decrease of 6%. The decrease reflects certain assets that became fully depreciated during the year.

Interest expense increased from $32,355 in 2003 to $46,997 in 2004, an increase of 45%. The increase reflects late charges and penalties in addition to imputed interest on Advances from Stockholders. Outside services increased from $3,938 in 2003 to $21,500 in 2004. Outside services includes contract labor and temporary help. During 2004, the Company hired a part-time professional machine maintenance contractor.

Payroll and payroll taxes decreased from $668,549 in 2003 to $367,184 in 2004, a decrease of 45%. The decrease is attributable to the termination of excess staff allowed by efficiency increases and reduced business.

Professional Services increased from $8,307 in 2003 to $15,300 in 2004, an increase of 84%. The increase relates to legal fees incurred to re-write the terms of outstanding long-term debt.

Other Operating Expenses, which includes such expenses as rent, telephone, utilities, postage, office supplies, and maintenance, decreased from $111,948 in 2003 to $106,238 in 2004, a decrease of 5%. The decrease relates principally to advertising and insurance expenses.

The Company realized a Gain on Forgiveness of Debt of $62,546 during 2004 resulting from the successful negotiation of outstanding long-term debt to amounts less than what was originally required.

The Net Loss decreased from $433,176 in 2003 to $377,945 in 2004. The decreased loss is attributable to the decrease in expenses. The Net Loss Per Share was $.01 in 2004 and $.01 in 2003.

The Company's operating loss carryforwards are approximately four million-two hundred thousand dollars ($4,200,000.) which are recoverable as income tax savings through the year 2024.

The Company's short term liquidity and capital needs have been satisfied primarily from the continuing sale of the Company's common stock in private sales, and loans from shareholders. The Company continues to seek the support of underwriters and market makers for the handling of its stock sales.

The Company's stock Registrar is Atlas Stock Transfer Corporation at 5899 South State Street in Salt Lake City Utah 84107, which handles all its outside Stock share Issuance and Transfers.

Item 7. Financial Statements.



MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida


TABLE OF CONTENTS
================================================================================


Independent Auditors' Report                                           F - 2

Balance Sheets at December 31, 2004 and 2003                           F - 3

Statements of Changes in Stockholders' Deficit for the Years
  Ended December 31, 2004 and 2003                                     F - 4

Statements of Operations for the Years Ended December 31,
  2004 and 2003                                                        F - 5

Statements of Cash Flows for the Years Ended December 31,
  2004 and 2003                                                    F - 6 - F - 7

Notes to Financial Statements                                     F - 8 - F - 20

                           ROBERT N. CLEMONS, CPA, PA
                                   PO BOX 1670
                           DELAND, FLORIDA 32721-1670

To The Board of Directors and Shareholders of Mobile Area Networks, Inc.

             Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Mobile Area Networks, Inc. as of December 31, 2004 & 2003 and the related statements of operations, changes in shareholder's deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Area Networks, Inc. as of December 31, 2004 & 2003 and the results of their operations, changes in shareholder's equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company has suffered recurring losses from operations and limited commitments for funding future operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Robert N. Clemons, CPA, PA
DeLand, Florida
March 21, 2005

MOBILE AREA NETWORKS, INC.
 (A FLORIDA CORPORATION)
Sanford, Florida

BALANCE SHEETS
==================================================================================================================

December 31,                                                                                   2004           2003
------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                                                               $    11,325    $    17,378
Accounts Receivable - Net of Allowance for Doubtful Accounts                                 40,488         27,833
Inventory                                                                                    25,582         77,480
------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                         77,394        122,691

Property and Equipment - Net of Accumulated Depreciation                                    414,825        582,847

Other Assets
Security Deposits                                                                             4,314          4,314
------------------------------------------------------------------------------------------------------------------

Total Assets                                                                            $   496,533    $   709,852
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Notes and Capital Leases Payable - Due Within One Year                                  $   136,404    $   183,610
Accounts Payable                                                                            276,699        236,681
Accrued Expenses                                                                             56,997         56,997
------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                   470,100        477,288

Other Liabilities
Notes and Capital Leases Payable - Due After One Year                                       235,430        395,623
Accrued Salaries - Related Party                                                            720,000        600,000
Advances from Stockholders                                                                  124,205         95,522
------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                         1,549,735      1,568,433
------------------------------------------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock:  No Par; 50,000,000 Shares Authorized,
                 42,915,470 and 41,910,817 Shares Issued
                 And Outstanding, respectively                                            3,156,813      2,973,490
Accumulated Deficit                                                                      (4,210,016)    (3,832,071)
------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                              (1,053,202)      (858,581)
------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                             $   496,533    $   709,852
==================================================================================================================

The accompanying notes are an integral part of these financial statements.

Mobile Area Networks, Inc.
(A Florida Corporation)
Sanford, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
===================================================================================================================

                                                         Number          Common        Accumulated    Stockholders'
                                                        Of Shares         Stock          Deficit         Deficit
-------------------------------------------------------------------------------------------------------------------
Balances - December 31, 2002                            39,327,154     $ 2,589,617     $(3,398,895)    $  (809,278)

Issuance of Common Stock for Cash                        2,583,663         383,873              --         383,873

Net Loss                                                        --              --        (433,176)       (433,176)

------------------------------------------------------------------------------------------------------------------
Balances - December 31, 2003                            41,910,817     $ 2,973,490     $(3,832,071)    $  (858,581)

Issuance of Common Stock for Cash                        1,004,653         183,324              --         183,324

Net Loss                                                        --              --        (377,945)       (377,945)
------------------------------------------------------------------------------------------------------------------

Balances - December 31, 2004                            42,915,470     $ 3,156,814     $(4,210,016)    $(1,053,202)
==================================================================================================================

The accompanying notes are an integral parts of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida


STATEMENTS OF OPERATIONS
===============================================================================

Years Ended December 31,                                   2004            2003
-------------------------------------------------------------------------------

Revenues - Net of Returns and Allowances           $    503,052    $    802,847

Cost of Goods Sold                                      194,575         234,853
-------------------------------------------------------------------------------

Gross Profit                                            308,477         567,994
-------------------------------------------------------------------------------

Operating Expenses
Bad Debts                                                23,726           2,380
Depreciation                                            168,023         177,865
Interest                                                 46,997          32,355
Outside Services                                         21,500           3,938
Payroll and Payroll Taxes                               367,184         668,549
Professional Services                                    15,300           8,307
Other Operating Expenses                                106,238         111,948
-------------------------------------------------------------------------------
Total Operating Expenses                                748,968       1,005,342
-------------------------------------------------------------------------------

Loss Before Other Income and (Expenses)                (440,491)       (437,348)
Other Income and (Expenses)
Gain on Forgiveness of Debt                              62,546
Gain (Loss) on Disposal of Assets                            --           4,172
-------------------------------------------------------------------------------

Loss Before Provision for Taxes                        (377,945)       (433,176)

Provision for Taxes                                          --              --
-------------------------------------------------------------------------------

Net Loss                                           $   (377,945)   $   (433,176)
===============================================================================

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                    42,355,928      41,083,444

Net Loss per Share - Basic and Diluted             $      (0.01)   $      (0.01)
===============================================================================

   The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida


STATEMENT OF CASH FLOWS
===============================================================================

Years Ended December 31,                                    2004           2003
-------------------------------------------------------------------------------

Cash Flows Used By Operating Activities

Net Loss                                               $(377,945)     $(433,176)

Adjustments to Reconcile Net Loss to
  Net Cash Flows Used By Operating Activities:
Bad Debts                                                 23,726          2,380
Depreciation                                             168,023        177,865
Interest on Advances from Stockholders                     8,451          4,405
Gain on Forgiveness of Debt                              (62,546)
Changes in Assets and Liabilities:
Accounts Receivable                                      (36,381)        10,791
Inventory                                                 51,898         38,590
Other Assets                                                  --         18,990
Accounts Payable                                          40,018        (64,650)
Accrued Expenses                                              --        (59,468)
Unearned Revenue                                              --         (9,200)
Accrued Salaries - Related Party                         120,000        120,000
-------------------------------------------------------------------------------

Net Cash Flows Used By Operating Activities              (64,756)      (193,473)
-------------------------------------------------------------------------------

Cash Flows Used By Investing Activities

Acquisition of Property and Equipment                         --        (12,399)
-------------------------------------------------------------------------------

Cash Flows Provided By Financing Activities
Advances from Stockholders                                20,233        (54,914)
Proceeds from Issuance of Common Stock                   183,323        383,873
Repayment of Notes and Capital Leases Payable           (144,853)      (111,583)
-------------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities           58,703        217,376
-------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                   (6,053)        11,504

Cash and Cash Equivalents - Beginning of Year             17,378          5,874
-------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Year                $  11,325      $  17,378
===============================================================================

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida


STATEMENTS OF CASH FLOWS - continued
==============================================================================

Years Ended December 31,                                 2004             2003
------------------------------------------------------------------------------

Supplemental Disclosures
==============================================================================

Interest Paid                                       $  46,997         $ 33,276
Income Taxes Paid                                          --               --
==============================================================================

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

          Operations of the Company up to the date of acquiring the assets of Vintage Industries, Inc. ("Plastics Services"), was devoted primarily to product development and marketing, raising capital, administrative activities and deployment of communications network infrastructure and service demonstration systems for both the MobiLAN(R) and Learningport.com(TM) services. Since the date of the Vintage acquisition agreement, the operations of the Company have been devoted primarily to assimilating the assets and operations of these Plastics Services into the Company. The primary business function of the Plastics Services assets is the design, engineering, production of intricate plastic molds, and the production of plastic, rubber and metal parts.

           Resources of the Company up to the date of the acquisition of these Plastics Services were devoted to marketing its internet concepts. Since the date of the Plastics assets acquisition the resources of the Company have been devoted to consolidating the assets and operations of Plastics Services into the Company. Both MobiLAN(R) and Learningport.com(TM) no longer continue as separate divisions of the Company.

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

           Allowance for Doubtful Accounts and Bad Debts
           The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $37,221 at December 31, 2004 and $13,495 at December 31, 2003, respectively.

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

           Advances from Stockholders
           Advances from stockholders consists of advances due on demand for working capital purposes. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the Company has imputed interest at the prime rate plus 1%. Imputed interest expense for the years ended December 31, 2004 and 2003 was $8,451 and $4,426, respectively.

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

           Concentrations of Credit Risk
           Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, which may at times exceed federally insured limits, and trade accounts receivable. The Company had no cash balances that exceeded insured limits at December 31, 2004 or 2003. Cash is placed primarily in high quality short term interest bearing financial instruments.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================


Note B -   Summary of Significant Accounting Policies - continued

           Concentrations of Credit Risk - continued

           During the year 2004 the Company had one significant customer. The one significant customer represented approximately thirty (30%) and twenty-five percent (25%) of sales for the years ended December 31, 2004 and December 31, 2003, respectively. Also, the one significant customer comprised approximately forty-two (42%) and twenty-two (22%) of the accounts receivable balance at December 31, 2004 and December 31, 2003, respectively..

           The Company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business and maintains an allowance for anticipated credit losses.

           Fair Value of Financial Instruments
           The fair value of cash and cash equivalents, accounts receivables, inventory, security deposits, accounts payable, and accrued expenses approximated book value at December 31, 2004 and 2003, because of the immediate or short-term maturity of these financial instruments.

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

           During the year ended December 31, 2002, two stockholders were issued stock in satisfaction of repayment of their advances to the Company. During the year ended December 31, 2004, there were no such transactions.

           Net Loss Per Common Share
           Net loss per common share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic Earnings Per Share is calculated by dividing loss available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended December 31, 2004 and 2003.

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

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note B -   Summary of Significant Accounting Policies - continued

           Income Taxes
           The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred tax assets and liability balances. The Company had no material deferred tax assets or liabilities at December 31, 2004 and 2003.

           Provision for Income Taxes
           Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately four million-two hundred thousand dollars ($4.2 million) in net operating losses as of December 31, 2004, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

Note C -   Accounts Receivable
           Accounts receivable consisted of the following:

           =====================================================================
           December 31,                                         2004        2003
           ---------------------------------------------------------------------

           Trade                                             $77,708     $41,328
           Reproductions                                          --          --
           ---------------------------------------------------------------------
                                                             $77,708     $41,328
           Less:  Allowance for Doubtful Accounts             37,220      13,495
           ---------------------------------------------------------------------

           Net Accounts Receivable                           $40,488     $27,833
           =====================================================================

Note D -   Inventory
           Inventory consisted of the following:

           =====================================================================
           December 31,                                         2004        2003
           ---------------------------------------------------------------------

           Raw Materials                                     $25,582     $31,466
           Work-in-Process                                        --      41,424
           Finished Goods                                         --       4,590
           ---------------------------------------------------------------------

           Total Inventory                                   $25,582     $77,480
           =====================================================================

Note E -   Property and Equipment
           Property and equipment consisted of the following:

           =====================================================================
           December 31,                                          2004       2003
           ---------------------------------------------------------------------
           Manufacturing Equipment                           $767,998   $659,667
           Computer Equipment and Software                     66,912     66,912
           Office Furniture and Equipment                      42,725     42,725
           Leasehold Improvements                              72,477     72,477
           Equipment Held Under Capital Leases                  7,176    115,507
           ---------------------------------------------------------------------
                                                             $957,288   $957,288
           Less:  Accumulated Depreciation                    542,463    374,441
           ---------------------------------------------------------------------

           Net Property and Equipment                        $414,825   $582,847
           =====================================================================

           Depreciation expense for the years ended December 31, 2004 and 2003 was $168,023 and $177,865, respectively.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
====================================================================================


Note F -   Notes and Capital Leases Payable
           Notes and capital leases payable consisted of the following:

           =========================================================================
           December 31,                                            2004         2003
           -------------------------------------------------------------------------
           Notes Payable
           Business Loan Center, Inc.
           Note payable due December, 2007, payable in
           monthly installments of $4,209, including
           principal and interest at prime plus 2 3/4%
           (6.75% at December 31, 2004). The loan is secured
           by all assets of Vintage Industries, Inc., with
           personal guarantees by four shareholders of
           Vintage Industries, Inc. and their spouses, with
           their residences pledged as additional security,
           assignment of life insurance in the amount of
           $350,000 on each of the Vintage Industries, Inc.
           stockholders, and a guarantee by the Small
           Business Association.                                $119,058    $162,945

           GE Capital Small Business Finance Corporation
           Note payable due June, 2008, payable in monthly
           installments of $6,250, including principal and
           interest at prime plus 2 1/4% (6.25% at December
           31, 2004). The loan is secured by certain
           equipment of Vintage Industries, Inc. in excess
           of $350,000 with personal guarantees by four
           shareholders of Vintage Industries, Inc. with
           their residences pledged as additional security,
           and a guarantee by the Small Business
           Association.                                         245,600      252,198

           Stearns Bank National Association
           Note Payable due May, 2007, was satisfied in full
           on November 30, 2004. During 2004, the Company
           made principal payments of $79,526 and was
           forgiven $45,697. The loan was secured by a
           portion of the Company's equipment and inventory,
           personal guarantees by four stockholders of
           Vintage Industries, Inc. and a guarantee by the
           Small Business Administration.                            --      125,223

           Capital Leases Payable
           Intech Funding Corp.
           Equipment lease originally executed as a
           four-year term, due February 2004. Restructured
           during 2004 to a series of installment payments
           of $1,026.98 including interest of 6.0%
           terminating in July, 2005. This lease is secured
           by personal guarantees of the four stockholders
           of Vintage Industries, Inc.                            7,176       21,836
           -------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
======================================================================================================

Note F -   Notes and Capital Leases Payable - continued
           ===========================================================================================
           December 31,                                                         2004              2003
           -------------------------------------------------------------------------------------------
           Citigroup
           Equipment lease originally for a five-year term,
           due May 2005, payable in monthly installments of
           $1,176, including principal and interest at
           14.418%. The account became stale and during 2004
           has been treated as abandoned.                                         --             6,500
           -------------------------------------------------------------------------------------------

           Capital One
           Credit card used for the acquisition of a
           forklift and other plant items at a variable
           interest that is currently at 7.90%. The account
           was transferred to Accounts Payable where other
           credit card liabilities are recorded.                                  --             8,530
           -------------------------------------------------------------------------------------------

           Total Notes and Capital Leases Payable                          $ 371,834         $ 579,233

           Less:  Amount Due Within One Year                                 136,404           183,610
           -------------------------------------------------------------------------------------------

           Amount Due After One Year                                       $ 235,430         $ 395,623
           ===========================================================================================

           Annual maturities of notes and capital leases payable for the five years succeeding December 31, 2004 are as follows:

                  2005         2006         2007        2008       2009     Thereafter          Total
           -------------------------------------------------------------------------------------------
             $ 136,404    $ 129,228     $ 96,762     $ 9,440         --      $     --        $ 371,834
           ===========================================================================================

           The present value of future minimum lease payments is as follows:

           ===========================================================================================
           December 31,                                                        2004               2003
           -------------------------------------------------------------------------------------------

           Total Future Minimum Lease Payments                             $  7,176          $  30,336

           Less:  Amount Representing Interest                                   --                 --
           -------------------------------------------------------------------------------------------

           Present Value of Net Future Minimum Lease Payments              $  7,176          $  30,336
           ===========================================================================================

           Interest expense on the notes and capital leases payable for the years ended December 31, 2004 and 2003 was $34,200 and $32,355, respectively

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note G -   Leases
           On March 31, 1997, the Company entered into a building lease for administrative facilities, with an unrelated third party, commencing June 1, 1997. The term of the lease was for seventy-five months, with monthly rental payments of $2,083 for the first year, and increasing each year thereafter based on the Cost of Living Index. As of December 31, 2002, the monthly rental payments were $2,466. This lease expired in August, 2003 and the Company was allowed to maintain offices at that location as a hold over tenant until November, 2003 at which time offices of the Company were consolidated within the manufacturing facility offices. The amount of lease payments for the expired lease which included amounts for previous periods was negotiated with the building owner and settled for $8,000 during 2004.

           On November 11, 2002, the Company entered into a building sub-lease for office and manufacturing space, with an unrelated third party. The term of the lease was for five years and required monthly rental payments of $8,414. This sub-lease was subsequently negotiated into a master lease on July 31,2003 covering 25,000 square feet for a term of three years and ten months with two options to renew for two years each. The details are further itemized in Part I, Item 2, Description of Property.

           Future minimum lease payments for the five years succeeding December 31, 2004 is as follows:

                  2005       2006       2007        2008        2009      Total
           ---------------------------------------------------------------------
              $126,503   $131,865   $137,017    $142,017    $147,017    $684,419
           ---------------------------------------------------------------------

Note H -   Acquisitions
           Vintage Industries, Inc.
           On August 12, 2002, Mobile Area Networks, Inc. ("the Company") entered into an asset purchase agreement to acquire all of the operating assets of Vintage Industries, Inc. ("Vintage") in a stock for assets purchase. A portion of the results of Vintage's operations have been included in the Company's financial statements since that date. The assets acquired consisted of an on going business with computerized plastics molds engineering and manufacturing equipment including a complete machine tool shop, patents pending for a process that rapidly produces plastic injection molds, numerous plastics injection molds and molding presses, all office and support equipment, and the then existing customer base of the company.

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

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note I -   Litigation
           On October 3, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by David Byron, a former employee of Vintage Industries, Inc., for non-delivery of 288,000 shares of Restricted Common Stock of Mobile Area Networks, Inc., per the general mutual release and separation agreement between Vintage Industries, Inc. and Mr. Byron. Mr. Byron is seeking immediate delivery of the 288,000 shares of Restricted Common Stock of Mobile Area Networks, Inc. and damages in the amount of the value of the stock. The Company is withholding the delivery of the shares in accordance with the Acquisition Agreement with Vintage for the hold back of said shares until all assets are transferred to the Company. There remains pending the issue of return of assets allegedly held by Mr. Byron. The Company intends to vigorously defend its position as the Company has never entered into any such Agreement or any other agreement with Mr. Byron. The only Agreement in this matter was between the Company and Vintage Industries, Inc., and not with Mr. Byron. The Company does not believe the range of loss, if any, can be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements. There has never been any agreement between Mr. Byron and Mobile Area Networks, Inc. relating to stock shares or any other matter.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note J -   Related Party Transaction
           The Company's President and Chief Executive Officer has continued to defer a portion of his salary until such time the Company's cash position will allow such payments. Compensation of $120,000 per year has been accrued and accounted for in the accompanying financial statements under the Accrued Salaries - Related Party caption on the Balance Sheet. It is acknowledged by the Company's management and ratified by its Board of Directors that this deferred salary along with personal notes to the Company by the CEO and his wife are considered wages and is the most superior lien and bond against all of the Company's assets.

Note K -   Quarterly Reviews
           The Company did not engage the services of an independent registered public accounting firm for reviews of its quarterly reports on SEC form 10-QSB.

Note L -   Going Concern
           The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

           The Company has reported net losses of $377,945 and $433,176 for the years ended December 31, 2004 and 2003, respectively. As a result, there is an accumulated deficit of $4,210,016 at December 31, 2004. The primary causes of the losses are attributable to the write-off of uncollectible receivables and increased operating costs, due to the acquisition of the Plastics Services operations in 2002, and general operating costs associated with start-up activities, while generating minimal revenue.

           The Company's continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company continues to attempt to raise sufficient working capital through private equity sources, and to restructure debt to lower its monthly debt service payments. The Company continues to fund operational deficits through equity financing through private individuals. The Company is currently seeking bank lines of credit and is pursuing other capital sources. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

           During January 2005 the Company raised equity capital of $222,855 by selling 1,114,275 shares of Restricted Common Stock in private transactions to individuals at $.20 per share.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None -

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


(a)  Directors and Executive Officers:
     ---------------------------------

George E. Wimbish, age 61, is a founder of the Company and its concept, and has been a Director of the predecessor (Texas) Company since November 3, 1996, and Chairman, President and CEO since March 28, 1997. His term of office is yearly until a successor is chosen. His business experience for the past 5 years includes serving as the Company's Chief Executive Officer. Mr. Wimbish does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

Danial L. Mault, age 56, holds a B.S. from Ohio State University. He spent 25 years as a store manager for Lowe's Companies, Inc., a NYSE company, handling sales and receivables in excess of twenty million dollars ($20 million) annually and his knowledge of sales and sales training has been used throughout the Eastern United States. After opting for early retirement he founded a computer services company and is co-owner of an internet retail system. His company Sago marketing provides retail consulting and investment. He does not serve as a Director of any other public company. He resides in Deland, Florida.

Jerome L. Nettuno, age 41, is the director of business development for Nettworth Financial Services and has extensive experience consulting with public companies in such matters as financial planning. Mr. Nettuno has been a valued resource to the Company since its inception. He does not serve as a director of any other public company. He resides in Bozeman, Montana.

Noah V. Savant, age 60, attended McNeese State University in Lake Charles, LA. He is the Assistant to the Vice President of Communications Workers of America in Atlanta, GA. He has been the Chief negotiator for all Bell South Agreements and is very active in legislative and political issues. He has served as budget director for C.W.A. district 3. He does not serve as a director of any other public company. He resides in Covington, GA.

Jerald R. Hoeft, CPA, age 62, was appointed Chief Financial Officer in January, 2001. Mr. Hoeft has been a practicing CPA in the Orlando area since the end of 1998. Prior to 1999, he was in the financial services industry for over twenty-five years where he served as a chief financial officer and director for several leading public and privately-held companies. Mr. Hoeft does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

Judy D. Wimbish: Corporate Secretary and Executive Assistant to the CEO. Mrs. Wimbish is the wife of the CEO and has served full time with only token compensation since the beginning of 1998 until the present. She has assisted with structuring the office and has been a valued member of the marketing team. She has served as a communicator to the investment community.


(b)  Significant Employees and Consultants
     -------------------------------------

Lewis C. Thomas: Technologies Director. Mr. Thomas, an early private investor in the Company, serves as a consultant to the Company. He completed a Naval career with the rank of Commander with Top Secret EBI Clearance. Holds a Master of Science and Bachelor of Science in Electrical Engineering with highest distinction from Purdue University. He completed the Air Force Air Intelligence Training Program, Denver, CO and the Naval Integrated Operational Intelligence System Training Program. Mr. Thomas's career in engineering management includes computer interface devices and an in-depth background in military reconnaissance, space satellite and intelligence systems. He directed Navy advance space technology programs and he holds various patents in related products of the Company.

Paul Savage: Research and Development Specialist. Mr. Savage has more than 25 years experience in Principal wireless product design in digital, analog, RF, and microwave circuit design. He also possesses extensive field experience in the implementation of wireless on towers and other locations. Mr. Savage currently serves in a consulting role to the Company.

(c)  Family Relationships
     --------------------

Judy D. Wimbish who serves as Executive Assistant, is the wife of CEO and majority shareholder George Wimbish, whose shares are jointly owned by Mrs. Wimbish. She currently serves full time and has received only token compensation to date.


(d)  Certain Legal Proceedings:
     --------------------------

The Company is not aware of any legal proceedings within the last five years against any Director, Officer, Significant Employee, or candidate for any such position involving a petition under the Bankruptcy Act or any State insolvency law or of any receiver, fiscal agent or similar officer appointed by a court for the business or property of such person or any partnership in which he was general partner or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing; nor is the Company aware of any of the above-mentioned persons being convicted in a criminal proceeding; except as follows: NONE

Item 10. Executive Compensation.
         -----------------------

The Company's current policy is that Directors serve without compensation. However, in the future it may be in the Company's best interests to compensate Directors in a manner that will attract the most qualified people to serve on the Company's Board. Through December 31, 2004 the Directors of the Company have served without compensation other than the allowance to acquire Restricted founders stock at a preferred price. The Company's management may determine when it is in the best interest of the Company to compensate Officers and Directors. For the years 1998 through 2004, Mr. Wimbish's annual salary was approved to be $120,000, a portion of which has not been collected and remains in accrued expenses on the 2004 and 2003 balance sheets.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2004 with respect to each director and officer and any person who is known to the Company to be the beneficial owner of five percent (5%) or more of the Company's outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares held by all directors and officers, individually and as a group.

------------------------------------------------------------------------------------------------------------
(1)                                           (2)                      (3)                 (4)
                                                                       Percent             Percent After
Name And Address                                                       Before Offering     Sales of
Of Owner.                                     Shares Owned.            Total Sold.         Maximum Offering.
------------------------------------------------------------------------------------------------------------
George E. Wimbish*                            25,500,000(a)            59.42%              55.77%
Director, Chairman, President, & CEO
2772 Depot Street
Sanford, Fl 32773

Judy D. Wimbish*
Secretary,
Jointly owns all shares with George Wimbish, CEO

Dr. Robert M. Good                             2,150,000(a)(c)          5.01%               4.70%
1282 Regency Place
Heathrow, FL 32746

Jerald  R. Hoeft                                 170,000(d)              .40%                .37%
Chief Financial Officer-Treasurer
Company Address

Daniel L. Mault                                    3,000                0.01%               0.01%
Director
Company Address

Jerome L. Nettuno                                978,000(d)             2.28%               2.14%
Director
Company Address

Noah V. Savant                                    15,000                0.03%               0.03%
Director
Company Address

================================================================================================
Subtotal                                      27,905,000               67.15%              63.02%

Other Private Shareholders                    11,814,517(b)            27.75%(c)           26.04%(c)

Publicly traded shares                         2,191,300                5.10%               4.79%

New Shareholders                               2,808,700                  --                6.15%
From Offering If All Sold
================================================================================================
Total                                         44,719,517(e)            100.0%              100.0%

     (a) Within the knowledge of the issuer, no other person holds or shares the power to vote or direct the voting of securities described pursuant to subsection (a) above. No other person holds shares or the power to vote 5% or more of the issuer's voting securities.
     (b) The Company may utilize private stock shares as incentive or compensation for the efforts of the Company's employees or consultants, when appropriate.
     (c) Some of the restricted shares included in this total have been conditionally assigned to certain employees or consultants with performance and or tenure requirements. The possibility that all of these private shares may or may not be rescinded would not dramatically affect this overall percentage.
     (d) A portion of these shares were acquired in private transactions between unrelated private shareholders. (e) This amount includes 2,808,700 publicly registered shares that have not been sold to date.

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

None.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit 31     CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT

         Exhibit 32     CERTIFICATION

         Exhibit 99     CONSENT OF AUDITORS

(b)      Reports on Form 8-K

         The Company filed an 8-K on January 26, 2004 and an amended 8-K/A on March 2, 2004

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MOBILE AREA NETWORKS, INC.



                       By:  /s/ GEORGE WIMBISH
                            -------------------
                                George Wimbish
                                President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

===============================================================================
Signature                        Title                               Date
===============================================================================

/s/ GEORGE WIMBISH       Director, Chairman,                    March 30, 2005
---------------------    President, Chief Executive
George Wimbish


/s/ DANIEL L. MAULT      Director                               March 30, 2005
---------------------
Daniel L. Mault


/s/ JERALD R. HOEFT      Chief Financial Officer                March 30, 2005
---------------------
Jerald R. Hoeft



/s/ JEROME L. NETTUNO    Director                               March 30, 2005
---------------------
Jerome L. Nettuno


/s/ NOAH V. SAVANT       Director                               March 30, 2005
---------------------
Noah V. Savant