Form 10QSB
period 2005-03-31
MOBILE AREA NETWORKS INC
filed 2005-05-12
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

( )  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________________ to ____________________.

Commission file number 333-18439

                           Mobile Area Networks, Inc.
         ---------------------------------------------------------------
         (Exact Name of Small Business User as Specified in its Charter)

                 Florida                                     59-3482752
     -------------------------------                    -------------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization                     Identification No.)

2772 Depot Street, Sanfiord, Florida                            32773
------------------------------------------------              ----------
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

Shares of Common Stock outstanding at March 31, 2005 - 44,909,747

                           MOBILE AREA NETWORKS, INC.

                                      Index


                                                                         Page
                                                                        Number
                                                                        ------

PART 1.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets
                     March 31, 2005 (Unaudited)
                        and December 31, 2004                             3

                  Statements of Operations
                     Three months ended
                        March 31, 2005 (Unaudited) and
                         March  31, 2004(Unaudited)
                                                                          4

                  Statements of Cash Flows
                    Three months ended
                      March 31, 2005 (Unaudited) and
                        March  31, 2004 (Unaudited)                       5

                  Notes to Financial Statements                           6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        7-8

PART II.          OTHER INFORMATION                                       9

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                                 Balance Sheets


                                     Assets
                                     ------

                                                                                                  March 31,
                                                                                  December 31,      2005
                                                                                     2004        (Unaudited)
                                                                                  -----------    -----------
Current assets:
      Cash and Cash Equivalents                                                   $    11,325         61,279
      Accounts Receivable-Net of  Allowance for Doubtful  Accounts                     40,488         35,084
      Inventory                                                                        25,582         45,586
                                                                                  -----------    -----------
                   Total current assets                                                77,395        144,949

Property and Equipment-Net of Accumulated Depreciation                                414,825        373,735

Other Assets:
      Security Deposits and Other Assets                                                4,314          4,314
                                                                                  -----------    -----------
Total Assets                                                                      $   496,534        522,998
                                                                                  ===========    ===========

                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Current liabilities:
      Notes and Capital Leases Payable-Due Within One Year                        $   136,404        133,323
      Acounts Payable                                                                 276,699        248,147
      Accrued Expenses                                                                 56,997         57,839
                                                                                  -----------    -----------
                   Total current liabilities                                          470,100        439,309
                                                                                  -----------    -----------

Other Liabilities:
      Notes and Capital Leases Payable-Due After One Year                             235,430        201,391
      Accrued Salaries-Related Party                                                  720,000        667,726
      Advances from Stockholders                                                      124,205         54,945
                                                                                  -----------    -----------
Total Liabilities                                                                   1,549,735      1,363,371

Stockholders' Deficit
      Common stock, no par value, authorized 50,000,000 shares,
        issued and outstanding 42,915,470 and 44,909,747 shares, respectively       3,156,814      3,554,469
      Accumulated Deficit                                                          (4,210,015)    (4,394,842)
                                                                                  -----------    -----------
      Total Stockholders' Deficit                                                  (1,053,201)      (860,373)
                                                                                  -----------    -----------
Total Liabilities and Stockholders' Deficit                                       $   496,534        522,998
                                                                                  ===========    ===========

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Operations

                   Three months ended March 31, 2005 and 2004
                                   (unaudited)


                                             Three Months    Three Months
                                                Ended           Ended
                                               March 31,       March 31,
                                                 2005            2004
                                             ------------    ------------

Sales-Net of Returns and Allowances          $     67,963         140,343

Cost of Goods Sold                                 38,506          58,662
                                             ------------    ------------

Gross Profit                                       29,457          81,681

Operating Expenses
        Depreciation                               41,089          42,006
        Bad Debt Expense                           12,779            --
        Interest and Finance Charges               11,671          12,545
        Outside Services                            1,500            --
        Payroll and Payroll Taxes                 100,365          92,260
        Professional Services                       9,684           4,500
        Other Operating Expenses                   37,195          22,696
                                             ------------    ------------
Total Operating Expenses                          214,283         174,007

                                             ------------    ------------
Loss Before  Provision for Taxes                 (184,826)        (92,326)

Provision for Taxes                                  --              --
                                             ------------    ------------
Net Loss for the Period                      $   (184,826)        (92,326)
                                             ============    ============

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted                  44,311,836      41,954,059

Net loss per share-Basic and Diluted         $      (0.00)          (0.00)
                                             ============    ============


See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Cash Flows

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                       Three Months   Three Months
                                                                          Ended          Ended
                                                                         March 31,      March 31,
                                                                           2005           2004
                                                                       -----------    -----------
Cash flows from operating activities
Net loss for the Period                                                $  (184,826)       (92,326)
Adjustments to Reconcile Net Loss to Net Cash Flows
   from Operating  Activities:
        Depreciation                                                        41,089         42,006
        Bad Debt Expense                                                    12,779
Changes in Assets and Liabilities:
        Accounts Receivable                                                 (7,375)       (49,920)
        Inventory                                                          (23,005)        36,057
        Security Deposits and Other Assets                                    --             --
        Accounts Payable                                                   (28,552)        27,311
        Accrued Expenses                                                       842           --
        Accrued Salaries-Related Party                                     (52,274)        30,000
                                                                       -----------    -----------
Net Cash Flows from Operating Activities                                  (241,322)        (6,872)

Cash Flows from Investing  Activities
        Acquisition of Property and Equipment                                 --             --
Cash Flows from Financing Activities
        Advances (Repayments) from Stockholders                            (69,260)       (30,169)
        Proceeds from Issuance of Common Stock                             397,656         24,000
        Increases (Repayment) of Notes and Capital Leases Payable          (37,120)         6,648
                                                                       -----------    -----------

Net Cash Flows from Financing Activities                                   291,276            479
                                                                       -----------    -----------

Net Change in Cash and Cash Equivalents                                     49,954         (6,393)

Cash and Cash Equivalents-Beginning of  Period                              11,325         17,378
                                                                       -----------    -----------

Cash and Cash Equivalents-End of  Period                               $    61,279         10,985
                                                                       ===========    ===========

Supplemental disclosure of cash flow information

     Cash paid for:
        Taxes                                                          $      --             --
                                                                       ===========    ===========

        Interest                                                       $    11,671            105
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


Note B - Going Concern
         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $184,826 and $92,326 for the three months ended March 31, 2005 and 2004, respectively. As a result, there is an accumulated deficit of $4,394,842 at March 31, 2005. The primary causes of the losses for 2004 and 2005 are attributable to the inability the Company to obtain sufficient customers orders after the 2004 hurricanes.

         The Company's continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company plans to raise sufficient working capital through equity offerings and restructure debt to lower its monthly payments and interest costs. The Company continues to fund operational deficits through the acquisition of debt and equity financing through private individuals. The Company has renegotiated bank lines of credit and is pursuing venture capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


                         Liquidity and Capital Resources

Working Capital amounted to $(294,360) at March 31, 2005 compared to $(392,705) at December 31, 2004. Cash amounted to $61,279 at March 31, 2005 as compared to $11,325 at December 31, 2004. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the three months ended March 31, 2005 and 2004 was $241,322 and $6,872, respectfully, primarily as a result of the Company's net losses. For the three months ended March 31, 2005 and 2004, cash was provided primarily by additional stock issuance. During the three months ended March 31, 2005 and 2004, cash was used to fund operations.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.


                              Results of Operations

Sales decreased during the current period first quarter as compared with the year earlier period. For the three months ended March 31, 2005 sales were $67,963 and for the three months ended March 31, 2004, sales were $140,343. The decrease relates to certain economic softness in the plastics industry and also to lingering damage and extended recovery time for certain customers following the 2004 hurricane season.

Cost of Goods Sold also decreased commensurate with the decrease in revenues. For the three months ended March 31, 2005, Cost of Goods Sold were $38,506 and for the three months ended March 31, 2004, Cost of Goods Sold were $58,662.

Total Operating Expenses increased from $174,007 for the three months ended March 31, 2004 to $234,283 for the three months ended March 31, 2005.

Depreciation expense decreased slightly from $42,006 in the year earlier first quarter to $41,089 in the current year first quarter.

Bad Debt Expense was $12,779 during the current year first quarter as a result of increasing the allowance for uncollectible accounts. For the year earlier first quarter, there was no such provision necessary.

Interest and Finance Charges expense decreased from $12,545 for the three months ended March 31, 2004 to $11,671 for the three months ended March 31, 2005. The overall level of outstanding debt is less during the current quarter compared to the year earlier period.

Outside Services expense is $1,500 for the three months ended March 31, 2005 compared to $-0- for the three months ended March 31, 2004. The charge reflects the use of contract labor for plant maintenance.

Payroll and Payroll Taxes expense increased from $92,260 for the three months ended March 31, 2004 to $100,365 for the three months ended March 31, 2005. The increase reflects the addition of an office staff member and the fact the Company CEO received a portion of his deferred salary.

Professional Services expense was $4,500 for the three months ended March 31, 2004 and $9,684 for the three months ended March 31, 2005. The amounts reflect fees paid to its independent public accountants for auditing services as well as legal services for litigation and re-negotiated credit terms on outstanding debt. The increase relates to the legal expenses which were not incurred in the year earlier period.

Other Operating Expenses were $37,195 for the three months ended March 31, 2005 and $22,696 for the three months ended March 31, 2004. The increase relates principally to payments for rent, travel and office expenses.

The Net Loss for the Period was $184,826 for the three months ended March 31, 2005, an increase from the $92,326 Net Loss reported for the three months ended March 31, 2004. The Net Loss Per Share remained unchanged at $.00.

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

Item 3.     Defaults Upon Senior Securities:         None
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders:   None
            ---------------------------------------------------

Item 5.     Other Information:                       None
            -----------------

Item 6.     Exhibits and Reports on Form 8-K:

            (a)  Exhibits:                           None

                 The Company filed an 8-K on January 26, 2004 and an amended 8-K/A on March 2, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                     MOBILE AREA NETWORKS INC.



May 10, 2005                         /s/ GEORGE WIMBISH
---------------------------          ----------------------------------
Date                                 George Wimbish
                                     Director, Chairman and President