Form 10QSB
period 2005-06-30
MOBILE AREA NETWORKS INC
filed 2005-08-12
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

( )  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________________ to ____________________.

Commission file number 333-18439

                           Mobile Area Networks, Inc.
--------------------------------------------------------------------------------
         (Exact Name of Small Business User as Specified in its Charter)

                Florida                               59-3482752
     -------------------------------        -------------------------------
     (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)              Identification No.)

2772 Depot Street, Sanford, Florida                            32773
---------------------------------------------                ----------
(Address of Principal Executive Offices)                     (Zip Code)

407-333-2350
---------------------------------------------
(Issuer's telephone Number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [_]

Shares of Common Stock outstanding at June 30, 2005- 45,187,247

                           MOBILE AREA NETWORKS, INC.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART 1.          FINANCIAL INFORMATION

         Item 1. Financial Statements


                 Balance Sheets
                    June 30, 2005 (Unaudited)
                       and December 31, 2004                                3

                 Statements of Operations
                    Three and Six months ended
                       June 30, 2005 (Unaudited) and
                        June 30, 2004(Unaudited)
                                                                            4

                 Statements of Cash Flows
                   Six months ended
                     June 30, 2005 (Unaudited) and
                       June 30, 2004 (Unaudited)                            5

                 Notes to Financial Statements                              6

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           7-9

PART II.         OTHER INFORMATION                                         10

                           MOBILE AREA NETWORKS, INC.

                             (A Florida Corporation)
                                Sanford, Florida

                                 Balance Sheets
                                     Assets
                                     ------

                                                                       December 31,      June 30, 2005
                                                                           2004           (Unaudited)
                                                                      --------------    --------------
Current assets:
   Cash                                                               $       11,325    $       65,240
   Accounts Receivable-Net of Allowance for Doubtful Accounts                 40,488            40,651
   Inventory                                                                  25,582            40,804
                                                                      --------------    --------------
            Total current assets                                              77,395           146,695

Property and equipment, net of Accumulated Depreciation                      414,825           320,574

Other Assets:
   Security Deposits and Other Assets                                          4,314             4,314
                                                                      --------------    --------------
            Total assets                                              $      496,534    $      471,583
                                                                      ==============    ==============

                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Current liabilities:
   Notes and Capital Leases Payable-Due Within One Year               $      136,404    $      132,330
   Accounts Payable                                                          276,699           235,450
   Accrued Expenses                                                           56,997            57,992
                                                                      --------------    --------------
            Total current liabilities                                        470,100           425,772

Other Liabilities:
   Notes and Capital Leases Payable-Due After One Year                       235,430           128,044
   Accrued Salaries-Related Party                                            720,000           677,726
   Advances from Stockholders                                                124,205            60,567
                                                                      --------------    --------------
            Total Liabilities                                              1,549,735         1,292,109

Stockholders' deficit:

      Common stock, no par value; authorized 50,000,000 shares;
      Issued and outstanding 42,915,470 and 45,187,247 shares              3,156,814         3,609,969
      Accumulated Deficit                                                 (4,210,015)       (4,430,495)
                                                                      --------------    --------------

            Total stockholders' deficit                                   (1,053,201)         (820,526)
                                                                      --------------    --------------

            Total liabilities and stockholders' deficit               $      496,534    $      471,583
                                                                      ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Operations
                Three and Six months ended June 30, 2005 and 2004
                                   (Unaudited)

                                                          Three months     Three months      Six months       Six months
                                                              Ended           Ended            Ended             Ended
                                                            June 30,         June 30,         June 30,         June 30,
                                                              2005             2004             2005             2004
                                                         -------------    -------------    -------------    -------------
Sales-Net of Returns and Allowances                      $      76,133    $     145,231    $     144,096    $     285,574
Cost of Goods Sold                                              51,907           33,737           90,413           92,399
                                                         -------------    -------------    -------------    -------------
Gross Profit                                                    24,226          111,494           53,683          193,175

Operating expenses
       Depreciation                                             40,255           42,006           81,344           84,012
       Bad Debt Expense                                             --           10,726           12,779           10,726
       Interest and Finance Charges                             14,507           17,655           26,178           30,200
       Outside Services                                             --               --            1,500               --
       Payroll and Payroll Taxes                                80,426           97,601          180,791          189,861
       Professional Services                                     4,938            2,000           14,622            6,500
       Other Operating Expenses                                 39,351           24,128           76,545           46,824
                                                         -------------    -------------    -------------    -------------

Total Operating Expenses                                       179,476          194,116          393,759          368,123
                                                         -------------    -------------    -------------    -------------
Loss Before Other Income and Provision for Taxes              (155,250)         (82,622)        (340,076)        (174,948)
Other Income
       Gain on Foregiveness of Debt                             49,165               --           49,165               --
       Insurance Recovery for hurricane damage                  70,432                            70,432
                                                         -------------    -------------    -------------    -------------
Total Other Income                                             119,597               --          119,597               --
Provision for Taxes                                                 --               --               --               --
                                                         -------------    -------------    -------------    -------------
Net Loss for the Period                                  $     (35,653)   $     (82,622)   $    (220,479)   $    (174,948)
                                                         =============    =============    =============    =============

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted                               45,045,269       42,122,883       44,680,578       42,077,014

Net loss per share-Basic and Diluted                     $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                                         =============    =============    =============    =============

   The accompanying notes are an integral part of these financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Cash Flows
                     Six months ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                   Six Months       Six Months
                                                                      Ended            Ended
                                                                  June 30, 2005    June 30, 2004
                                                                  -------------    -------------
Cash flows from operating activities
Net loss for the period                                           $    (220,479)   $    (174,948)
Adjustments to Reconcile Net Loss to Net Cash Flows from
Operating Activities:
        Depreciation                                                     81,344           84,012
        Bad Debt Expense                                                 12,779           10,726
Changes in Assets and Liabilities:
             Accounts Receivable                                           (163)         (75,148)
             Inventory                                                  (15,223)          35,813
             Security Deposits and Other Assets                              --               --
             Accounts Payable                                           (41,249)          26,468
             Accrued Expenses                                             1,123               --
             Accrued Salaries-Related Party                             (42,274)          60,000
                                                                  -------------    -------------
Net Cash Flows from Operating Activities                               (224,142)         (33,077)
Cash flows from Investing Activities
             Acquisitions of Property and Equipment                          --               --
Cash Flows from Financing Activities
             Advances from (Repayments to) stockholders                 (63,638)         (46,403)
             Proceeds from Issuance of Common Stock                     453,155           93,025
             Repayment of Notes and Capital Leases Payable             (111,460)         (24,785)
                                                                  -------------    -------------

Net Cash Flows from Financing Activities                                278,057           21,837
                                                                  -------------    -------------

Net Change in Cash and Cash Equivalents                                  53,915          (11,240)

Cash and Cash Equivalents-Beginning of Period                            11,325           17,378
                                                                  -------------    -------------

Cash and Cash Equivalents-End of Period                           $      65,240    $       6,138
                                                                  =============    =============

     Cash paid for:
          Taxes                                                   $          --    $          --
                                                                  =============    =============

          Interest                                                $      26,178    $      30,200
                                                                  =============    =============


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

Note B -  Going Concern
          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $220,479 and $174,948 for the six months ended June 30, 2005 and 2004, respectively. As a result, there is an accumulated deficit of $4,430,495 at June 30, 2005. The primary causes of the losses are attributable to the inability of the Company to obtain sufficient sales.

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

Note C -  Forgiveness of Debt
          During the three months ending June 30, 2005, the Company received a reduction of $49,165.00 in the outstanding loan balance from one of the Company's equipment lenders.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


                         Liquidity and Capital Resources

Working Capital amounted to $(279,077) at June 30, 2005 compared to $(392,706) at December 31, 2004. Cash amounted to $65,240 at June 30, 2005 as compared to $11,325 at December 31, 2004. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the six months ended June 30, 2005 and 2004 was $(224,142) and $(33,077), respectfully primarily as a result of the Company's net losses. For the six months ended June 30, 2005 and 2004, cash was provided primarily by additional stock issuance. During the six months ended June 30, 2004 and 2003, cash was used to fund operations.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

                              Results of Operations

Sales decreased during the current period second quarter as compared with the year earlier period. For the three months ended June 30, 2005 sales were $76,133 and for the three months ended June 30, 2004, sales were $145,231. For the six months ended June 30, 2005, sales were $144,096 and for the six months ended June 30, 2004, sales were $285,574. The decreases for both the three month and six month periods relate to the Company's inability to obtain sales orders due to competitive forces and lingering disruptions of he Company and some of its customers from the 2004 hurricane season.

Cost of Goods Sold increased during the three month period and decreased slightly for the six month period. For the three months ended June 30, 2005, Cost of Goods Sold were $51,097 and for the three months ended June 30, 2004, Cost of Goods Sold were $33,737. For the six months ended June 30, 2005, Cost of Goods Sold were $90,413 and for the six months ended June 30, 2004, Cost of Goods Sold were $92,399. The increase for the three month period relates to Factory Rent for which the accrual for past due amounts was not recorded.

Total Operating Expenses decreased to $179,476 for the three months ended June 30, 2005 from $194,116 for the three months ended June 30, 2004. For the six months ending June 30, 2005, operating expenses increased to $393,759 from $368,123 for the six months ending June 30, 2004.

Depreciation expense decreased slightly from $84,012 for the year earlier six month period to $81,344 for the current year six month period.

Bad Debt Expense decreased from $10,726 for the three months ending June 30, 2004 to $-0- for the three months ending June 30, 2005. For the six months ending June 30, 2004, Bad Debt Expense increased from $10,726 to $12,779 for the six months ending June 30, 2005. The reserve for uncollected accounts had to be increased due to certain past due balances.

Interest and Finance Charges decreased from $17,655 for the three months ended June 30, 2004 to $14,507 for the three months ended June 30, 2005. Interest and Finance Charges decreased from $30,200 for the six months ended June 30, 2004 to $26,178 for the six months ended June 30, 2005. The current period interest expense and finance charges are less due to the lower level of outstanding debt.

Outside Services expense was unchanged at $-0- for the three months ended June 30, 2004 and 2005. For the six months ended June 30, 2004, Outside Services expense increased from $-0- to $1,500.00 for the six months ended June 30, 2005. The increase relates to contracted labor expenses which have since been deemed unnecessary.


Payroll and Payroll Taxes expense decreased from $97,601 for the three months ended June 30, 2004 to $80,426 for the three months ended June 30, 2005. For the six months ended June 30, 2004, Payroll and Payroll Taxes expense decreased from $189,861 to $180,791 for the six months ended June 30, 2005. The decreases reflect a reduction in staffing necessitated by the reduced volume of business.

Professional Services expense increased from $2,000 for the three months ended June 30, 2004 to $4,938 for the three months ended June 30, 2005. For the six months ended June 30, 2004, Professional Services expense increased from $6,500 to $14,622 for the six months ended June 30, 2005. The expenses were for audit services from the Company's independent public accountants and also legal services related to renegotiations of outstanding debt.

Other Operating Expenses were $24,128 for the three months ended June 30, 2004 and $39,351 for the three months ended June 30, 2005. Other Operating Expenses were $46,824 for the six months ended June 30, 2004 and $76,544 for the six months ended June 30, 2005. The increases for both the three month and six month periods relate principally to additional spending for office expenses, utilities, telephone and local property taxes on tangible equipment

Other Income included $70,432 for insurance claims related to hurricane damages and $49,165 related to abatement of debt. The abatement of debt relates to the reduction to the principal amount allowed by one of Company's lenders.

The Net Loss for the Period was $(35,653) for the three months ended June 30, 2005, a decrease from the $(82,622) Net Loss reported for the three months ended June 30, 2004. The Net Loss for the Period was $(220,479) for the six months ended June 30, 2005, an increase from the $(174,948) Net Loss reported for the six months ended June 30, 2004. The Net Loss Per Share remained unchanged at $0.00.

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


                             Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on June 30, 2005. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended June 30, 2005.

Subsequent to June 30, 2005, through the date of this filing of Form 10-QSB for the quarterly period ended June 30, 2005, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Item 3.    Defaults Upon Senior Securities:                              None
           -------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders:          None
           ---------------------------------------------------

Item 5.    Other Information:                                            None
           -----------------

Item 6.    Exhibits and Reports on Form 8-K:

           (a) Exhibits:  None

               31.1     Certifications of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of Registrant by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) During the quarter ended June 30, 2005 no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           MOBILE AREA NETWORKS INC.


Date  August 11, 2005                      /s/ GEORGE WIMBISH
                                           ----------------------------------
                                           Director, Chairman and President