Form 10QSB
period 2005-09-30
MOBILE AREA NETWORKS INC
filed 2005-11-14
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ________ to ________


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

                                                                Yes [X]   No[ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                                Yes [ ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes [ ]  No [X]

Shares of Common Stock outstanding at September 30, 2005- 45,491,247

                           MOBILE AREA NETWORKS, INC.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART 1.       FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Balance Sheets
               September 30, 2005 (Unaudited)
                and December 31, 2004                                       3

              Statements of Operations
               Three and Nine months ended
                September 30, 2005 (Unaudited) and
                 September 30, 2004(Unaudited)                              4

              Statements of Cash Flows
               Nine months ended
                September 30, 2005 (Unaudited) and
                 September 30, 2004 (Unaudited)                             5

              Notes to Financial Statements                                 6

    Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               7-9

PART II.      OTHER INFORMATION                                            10


                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida

                                 Balance Sheets
                                     Assets

                                                                                     December 31,  September 30,
                                                                                        2004           2005
                                                                                    ------------   ------------
                                                                                                   (Unaudited)
Current assets:
    Cash                                                                            $     11,325   $     21,886
    Accounts Receivable-Net of Allowance for Doubtful Accounts                            40,488         23,219
    Inventory                                                                             25,582         34,017
                                                                                    ------------   ------------
                 Total current assets                                                     77,395         79,122

Property and equipment, net of Accumulated Depreciation                                  414,825        280,318

Other Assets:
    Security Deposits and Other Assets                                                     4,314          4,314
                                                                                    ------------   ------------
                 Total assets                                                       $    496,534   $    363,754
                                                                                    ============   ============
                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
    Notes and Capital Leases Payable-Due Within One Year                            $    136,404   $    131,316
    Accounts Payable                                                                     276,699        231,048
    Accrued Expenses                                                                      56,997         58,715
                                                                                    ------------   ------------
                        Total current liabilities                                        470,100        421,079

Other Liabilities:
    Notes and Capital Leases Payable-Due After One Year                                  235,430        121,665
    Accrued Salaries-Related Party                                                       720,000        707,726
    Advances from Stockholders                                                           124,205         56,319
                                                                                    ------------   ------------
                            Total Liabilities                                          1,549,735      1,306,789
Stockholders' deficit:
    Common stock, no par value; authorized 50,000,000 shares;
    Issued and outstanding 42,915,470 and 45,491,247 shares                            3,156,814      3,670,769
    Treasury Stock                                                                                      (38,200)
    Accumulated Deficit                                                               (4,210,015)    (4,575,604)
                                                                                    ------------   ------------

                 Total stockholders' deficit                                          (1,053,201)      (943,035)
                                                                                    ------------   ------------

                 Total liabilities and stockholders' deficit                        $    496,534   $    363,754
                                                                                    ============   ============


   The accompanying notes are an integral part of these financial statements.


                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Operations
             Three and Nine months ended September 30, 2005 and 2004
                                   (Unaudited)


                                                   Three months    Three months     Nine months     Nine months
                                                       Ended           Ended           Ended           Ended
                                                   September 30,   September 30,   September 30,   September 30,
                                                       2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
Sales-Net of Returns and Allowances                $     65,169    $    111,586    $    209,265    $    397,160
Cost of Goods Sold                                       39,878          34,458         130,291         126,857
                                                   ------------    ------------    ------------    ------------
Gross Profit                                             25,291          77,128          78,974         270,303

Operating expenses
    Depreciation                                         40,255          42,006         121,599         126,018
    Bad Debt Expense                                         --              --          12,779          10,726
    Interest and Finance Charges                         20,266          12,256          46,444          42,456
    Outside Services                                      1,752              --           3,252              --
    Payroll and Payroll Taxes                            81,275          96,292         262,066         286,153
    Professional Services                                 1,000           5,300          15,622          11,800
    Other Operating Expenses                             25,852          34,069         102,397          80,893
                                                   ------------    ------------    ------------    ------------

Total Operating Expenses                                170,400         189,923         564,159         558,046
                                                   ------------    ------------    ------------    ------------
Loss Before Other Income and Provision for Taxes       (145,109)       (112,795)       (485,185)       (287,743)

Other Income
    Gain on Forgiveness of Debt                              --          18,079          49,165          18,079
    Insurance Recovery for hurricane damage                  --              --          70,432              --
                                                   ------------    ------------    ------------    ------------
Total Other Income                                     (145,109)         18,079         119,597          18,079
Provision for Taxes                                          --              --              --              --

                                                   ------------    ------------    ------------    ------------
Net Loss for the Period                            $   (145,109)   $    (94,716)   $   (365,588)   $   (269,664)
                                                   ============    ============    ============    ============

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted                        45,296,539      42,218,693      44,888,154      42,209,556

Net loss per share-Basic and Diluted               $      (0.00)   $      (0.00)   $      (0.01)   $      (0.01)
                                                   ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.


                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Cash Flows
                  Nine months ended September 30, 2005 and 2004
                                   (Unaudited)
                                                            Nine Months     Nine Months
                                                               Ended           Ended
                                                            September 30,  September 30,
                                                               2005            2004
                                                           ------------    ------------
Cash flows from operating activities
Net loss for the period                                    $   (365,588)   $   (269,664)
Adjustments to Reconcile Net Loss to Net Cash Flows from
Operating Activities:
      Depreciation                                              121,599         126,018
      Bad Debt Expense                                           12,779          10,726
Changes in Assets and Liabilities:
           Accounts Receivable                                   17,269         (48,590)
           Inventory                                             (8,436)         37,169
           Accounts Payable                                     (45,651)         27,631
           Accrued Expenses                                       1,847             488
           Accrued Salaries-Related Party                       (12,274)         90,000
                                                           ------------    ------------
Net Cash Flows from Operating Activities                       (278,455)        (26,222)
Cash flows from Investing Activities
           Acquisitions of Property and Equipment                    --              --
Cash Flows from Financing Activities
           Advances from (Repayments to) stockholders           (67,886)        (11,794)
           Proceeds from Issuance of Common Stock               513,955         126,005
           Gain on Forgiveness of Debt                               --          18,079
           Purchase of Treasury Stock                           (38,200)
           Repayment of Notes and Capital Leases Payable       (118,853)        (97,357)
                                                           ------------    ------------

Net Cash Flows from Financing Activities                        289,016          34,933
                                                           ------------    ------------

Net Change in Cash and Cash Equivalents                          10,561           8,711

Cash and Cash Equivalents-Beginning of Period                    11,325          17,378
                                                           ------------    ------------

Cash and Cash Equivalents-End of Period                    $     21,886    $     26,089
                                                           ============    ============
   Cash paid for:
        Taxes                                              $         --    $         --
                                                           ============    ============

          Interest                                         $     46,444    $     42,456
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

Note B - Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $365,588 and $269,664 for the nine months ended September 30, 2005 and 2004, respectively. As a result, there is an accumulated deficit of $4,575,604 at September 30, 2005. The primary causes of the losses are attributable to the inability of the Company to obtain sufficient sales, along with the loss of business attributable to hurricanes over the past 12 months.

         The Company's continued existence is dependent upon its ability to raise capital and or achieving profitable operations. The Company plans to raise sufficient working capital through equity offerings and restructure debt to lower its monthly payments and interest costs. The Company continues to fund operational deficits through the acquisition of debt and equity financing through private individuals. The Company is currently renegotiating bank lines of credit and is pursuing other means of raising capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note C - Forgiveness of Debt

         During the three months ending June 30, 2005, the Company received a reduction of $49,165 in the outstanding loan balance from one of the Company's equipment lenders.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                         Liquidity and Capital Resources

Working Capital amounted to $(341,957) at September 30, 2005 compared to $(392,706) at December 31, 2004. Cash amounted to $21,886 at September 30, 2005 as compared to $11,325 at December 31, 2004. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the nine months ended September 30, 2005 and 2004 was $(278,455) and $(26,222), respectfully primarily as a result of the Company's net losses. For the nine months ended September 30, 2005 and 2004, cash was provided primarily by additional stock issuance. During the nine months ended September 30, 2004 and 2003, cash was used to fund operations and retire debt.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

                              Results of Operations

Sales decreased during the current period third quarter as compared with the year earlier period. For the three months ended September 30, 2005 sales were $65,169 and for the three months ended September 30, 2004, sales were $111,586. For the nine months ended September 30, 2005, sales were $209,265 and for the nine months ended September 30, 2004, sales were $397,160. The decreases for both the three month and nine month periods relate to the Company's inability to obtain sales orders due to competitive forces and lingering disruptions of the Company and some of its customers from the 2004 and 2005 hurricane seasons.

Cost of Goods Sold increased during the three and nine month periods. For the three months ended September 30, 2005, Cost of Goods Sold were $39,878 and for the three months ended September 30, 2004, Cost of Goods Sold were $34,458. For the nine months ended September 30, 2005, Cost of Goods Sold were $130,291 and for the nine months ended September 30, 2004, Cost of Goods Sold were $126,857. The increases for the three and nine month periods relate to increases in inventory unit costs due to increases in petroleum prices which has significantly affected resin prices.

Total Operating Expenses decreased to $170,400 for the three months ended September 30, 2005 from $189,923 for the three months ended September 30, 2004. For the nine months ending September 30, 2005, operating expenses increased to $564,159 from $558,046 for the nine months ending September 30, 2004.

Depreciation expense decreased slightly from $126,018 for the year earlier nine month period to $121,599 for the current year nine month period.

Bad Debt Expense was unchanged at $-0- for both the three months ending September 30, 2005 and 2004. For the nine months ending September 30, 2004, Bad Debt Expense increased from $10,726 to $12,779 for the nine months ending September 30, 2005. The reserve for uncollected accounts had to be increased due to certain past due balances.

Interest and Finance Charges increased from $12,256 for the three months ended September 30, 2004 to $20,266 for the three months ended September 30, 2005. Interest and Finance Charges increased from $42,456 for the nine months ended September 30, 2004 to $46,444 for the nine months ended September 30, 2005. The increases for both the three and nine month period relate to higher interest rates and late charges.

Outside Services expense increased from $-0- for the three months ended September 30, 2004 to $1,752 for the three months ending September 30, 2005. For the nine months ended September 30, 2004, Outside Services expense increased from $-0- to $3,252 for the nine months ended September 30, 2005. The increase relates to contracted equipment repair expenses.

Payroll and Payroll Taxes expense decreased from $96,292 for the three months ended September 30, 2004 to $81,275 for the three months ended September 30, 2005. For the nine months ended September 30, 2004, Payroll and Payroll Taxes expense decreased from $286,153 to $262,066 for the nine months ended September 30, 2005. The decreases reflect a reduction in staffing necessitated by the reduced volume of business.

Professional Services expense decreased from $5,300 for the three months ended September 30, 2004 to $1,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2004, Professional Services expense increased from $11,800 to $15,622 for the nine months ended September 30, 2005. The expenses were for audit services from the Company's independent public accountants and also legal services related to renegotiations of outstanding debt.

Other Operating Expenses decreased from $34,069 for the three months ended September 30, 2004 and $25,852 for the three months ended September 30, 2005. Other Operating Expenses increased from $80,893 for the nine months ended September 30, 2004 to $102,397 for the nine months ended September 30, 2005. The increase for the nine month periods relate principally to additional spending for office expenses, utilities, telephone and local property taxes on tangible equipment

Other Income for the nine months ending September 30, 2005 included $70,432 for insurance claims related to hurricane damages and $49,165 related to abatement of debt. The abatement of debt relates to the reduction of the principal amount allowed by one of the Company's equipment lenders. For the nine months ended September 30, 2004, Gain on Forgiveness of Debt was $18,079 which related to a similar transaction with another lender.

The Net Loss for the Period was $(145,109) for the three months ended September 30, 2005, a decrease from the $(94,716) Net Loss reported for the three months ended September 30, 2004. The Net Loss for the Period was $(365,588) for the nine months ended September 30, 2005, an increase from the $(269,664) Net Loss reported for the nine months ended September 30, 2004.

The Net Loss Per Share remained unchanged at $0.00 for the three month periods and $(0.01) for the nine month periods.


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


                             Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on September 30, 2005. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2005.

Subsequent to September 30, 2005, through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2005, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings:
         -----------------

         None


Item 2.  Changes in Securities:
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities:
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders:
         ---------------------------------------------------

         None

Item 5.  Other Information:
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a)      Exhibits:

                  None

         (b) During the quarter ended September 30, 2005 no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                            MOBILE AREA NETWORKS INC.



Date:  November  11, 2005              /s/ GEORGE WIMBISH
                                       -----------------------------------------
                                       George Wimbish
                                       Director, Chairman and President