Form 10KSB
period 2005-12-31
MOBILE AREA NETWORKS INC
filed 2006-03-31
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934
     For the fiscal year ended December 31, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.


                       Commission file number: 333-18439


                           MOBILE AREA NETWORKS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)




               Florida                                           59-3482752
    -------------------------------                          ------------------
    (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)


2772 Depot Street, Sanford, Florida                                32773
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)


                                  407-333-2350
                           ---------------------------
                           (Issuer's telephone Number)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year.   $256,370

The registrant has not authorized non-voting common equity and as of December 31, 2005, 45,877,747 shares of the registrant's voting common stock were outstanding and held by non-affiliates. The Company's stock began trading on January 10, 2001 on the OTCBB under the symbol "MANW".

Shares of Common Stock, no par value outstanding at December 31, 2005:
45,877,747

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

Item 1. Description of Business.

Mobile Area Networks, Inc. (OTCBB: "MANW") was incorporated in Florida on November 28, 1997 and became the successor in interests to a Texas corporation of the same name, effective January 1, 1998. The Texas corporation, formed May 22, 1996, transferred all right, title, and interests in and to its assets over to the Company. Such transfer was made in exchange for the Company's issuance of stock to the Texas Company's shareholders on a five (5) for one (1) share basis. That is, each share of the previously outstanding stock was split up into five
(5) shares of the Company's stock. The Management of the Company had previously decided to operate from and be domiciled in the state of Florida and therefore also decided to streamline its corporate operations, and at the same time created more authorized shares for the Corporation to use for funding, and or for acquisitions. This was accomplished without diluting the ownership of the then current owners of private shares. The effect of this action was to change the State of Incorporation of the Company.

Mobile Area Networks, Inc. (the "Company") started operations in Heathrow, Florida in 1996 and in early 1997 the Company successfully developed and deployed T-1 speed wireless internet service for business users of laptop computers in hotels beginning in Waltham (Boston), Massachusetts. From its wireless LANs (local area networks) at hotels, office buildings, convention centers, or other locations, the Company then routed data traffic through broadband high speed data lines or wireless broadband data links which terminated at the Company's operations center in Heathrow, Florida. The Company retains the technical expertise for providing this service and welcomes requests to deploy certain locations. At the time of this report the Company had entered into discussions to deploy its system in large residential neighborhoods as the market for this service continues to mature.

The technical success of this service was far in advance of the market and did not generate sufficient revenue to sustain those operations so consequently the Company's management pursued other means of generating revenue to sustain the Company.

The Company decided to enter a Core Industry which is Technology driven, and on August 12, 2002 the Company entered into an agreement to acquire all of the operating assets of Vintage Industries, Inc. ("Vintage") in a stock for assets purchase. The assets consisted of an ongoing business with highly computerized plastics molds engineering and manufacturing equipment, including a complete computer aided machine tool shop, patents pending, and trade secrets for a process that rapidly produces plastic injection molds, numerous plastics injection molding presses, office and support equipment, and the existing customer base of Vintage.

The Company agreed to issue 1,440,000 of its SEC Rule 144 Restricted Common Shares (having a market value of approximately $274,000 according to the trading price of public shares on the day of the agreement), to be disbursed among the shareholders of and by Vintage Industries, Inc. Vintage Industries, Inc. was to be dissolved and all future operations in a timely manner were to be consolidated into and owned by Mobile Area Networks, Inc. (the "Company"). The Company also agreed to assume responsibility for Certain Current and long-term liabilities of Vintage. After the issuance of the shares used in this transaction the effect would be that the former owners of Vintage would jointly own approximately four percent (4.0%) of the then outstanding shares of the Company. During August of 2005, 864,000 shares of the original 1,440,000 Vintage shares were tendered back to the Company in exchange for $38,200.00, which is herein classified as Treasury Stock.

Simultaneous to the acquisition of the Vintage assets, the Company acquired the complete plastic molding department machinery of Recoton Corporation in a distress sale, which allowed to Company to pay a small amount of cash and to furnish Recoton with needed parts production at that time. The effect of this transaction was to dramatically increase production capacity for the Company, however the short term effect was detrimental to the cash position of the Company. The Company consolidated operations from four (4) smaller facilities into one much larger manufacturing center and office space beginning in December 2002, and the Company began essentially operating in 2003 as a start up manufacturer. In the years when the demand for this service was tremendous, Vintage did not have the capacity to expand until this consolidation.

The former Vintage Industries, Inc. was formed in 1991 and through the years became a leader in its core business of custom injection molding of plastics and rubber. Vintage developed extensive capabilities to provide consulting, engineering, mold design, mold manufacturing, and parts molding production. The business and customer base of Vintage changed dramatically over the past several years, and changed even more after the Agreement to be acquired by the Company was signed. Initially Vintage derived a substantial portion of it revenues from the design, mold manufacture, and production of rifle stocks and other parts for the sporting gun industry. Customers included Colt, Henry Repeating Arms, North American Arms, Marlin Firearms, O.F. Mossberg, Savage Arms ,and Winchester. For several years the sporting arms industry suffered economically and Vintage consequently shifted its focus away from that industry.

THE FUTURE OF PLASTICS AND THE COMPANY: During the year ended 2005 the Company generated its plastics services revenues from a diverse mix of High-Tech Military parts, Medical Device parts, Consumer Products, Automotive Accessories, Irrigation Devices, Sporting Rifle Stocks, Archery Bow parts, Building Systems Devices, Snow Ski Equipment parts, Military Simulation Trainer Parts, and other Specialty Applications. The Company's management is focused on developing additional and diversified proprietary products to manufacture, in addition to the custom molding currently done for customers.

THE FUTURE OF PLASTIC MOLD MAKING: The annual U.S. market for plastic injection molds is reported to be approximately twenty billion dollars ($20 billion) annually. Spending by U.S. companies on machinery to manufacture these molds amounts to approximately $3.8 billion annually. A significant share of this market could be gained with innovative machinery that could reduce the skilled labor requirements of mold making, and create high precision molds, while saving on time and costs of mold making. The Company has developed and claims trade secrets for the unique patent pending and proprietary Nickel Composite Tooling ("NCT(TM)") process which reduces the time necessary to make plastic injection molds, while delivering the high quality and precision typified by the computer control of a process. The NCT(TM) system could allow manufacturers of plastic products to go from product design to full production in ten to fifteen workdays instead of the current twelve to eighteen weeks. This dramatic savings in time and labor is further enhanced by a substantial savings in mold manufacturing costs. The Company also claims trade secrets for a process to produce short run production parts direct from molds produced in polymer from CAD (computer aided design) files. Plastic product prototyping and mold designs are already dominated by computer automation, but many of today's mold manufacturers still rely on expensive and lengthy manual and semi-automated machining processes. The NCT(TM) process could apply computer automation to mold manufacturing.

Mobile Area Networks, Inc. (the "Company") started operations in Heathrow, Florida in 1996 and developed the mobiLAN(R) brand of broadband, high speed (T-1 speed) wireless Internet service for travelers and other business users of laptop computers. From its wireless LANs (local area networks) at hotels, office buildings, convention centers, and other locations. The Company routed data traffic through broadband high speed data lines or wireless broadband data links which terminated at the Company's operations center in Heathrow, Florida. The circuits to the Mobile Area Networks communications center, whether by wireless or fiber optics, was a private data circuit and was not routed through the insecure public Internet. At its network center Mobile Area Networks directed data traffic onto the Internet or through a private connection commonly known as a VPN (virtual private network) directly to a user's corporate LAN connection. The service provided by mobiLAN(R) did not operate through telephone lines and therefore saved hotel owners the expense of adding extra telephone trunk lines and hotel PBX upgrades for laptop computer owners to use for their Internet connections. Mobile Area Networks provisioned data lines to hotels or other properties and routed the data traffic to its operations center. The Company concealed wireless transmitters throughout those properties through which the laptop user received data connections.

The Company installed systems and had its first publicized and successfully operating T-1 speed wireless internet service in early 1997 at the Westin Hotel in Waltham (Boston) Massachusetts and other locations in Florida and other locations within the United States. The mobiLAN(R) systems in major hotel chain properties were technologically successful, but the revenue never matched the expenditures required to maintain these services and the Company discontinued its service to hotels after its decision to acquire its Plastics Manufacturing operations. The Company retains the Trade Secrets and expertise for the mobiLAN(R) wireless service and as of the date this filing is in discussions for providing the service to residential neighborhoods.

The Company is not aware of any required government approval for any of its services, but should this need arise there is no reason for the Company to believe that it would not be able to obtain such approvals. The Company estimates that it has expended approximately $695,000 on research and development during the past eight years, the majority of which has been provided by investors in the Company and primarily with respect to the Company's MobiLAN(R) efforts. The Company is unaware of any environmental issues that may impact the Company or its services.

The Company has approximately seven full time employees including its President. In addition there are two part time consultants available to the Company on an as-needed basis. The Company also has marketing arrangements with outside individuals on a commission only basis.

Item 2.Description of Property.

The Company leases its office and manufacturing facility at 2772 Depot Street in Sanford, Florida. That lease, which originally was a sub-lease, was executed on November 11, 2002 covering 20,680 square feet for a five year term with annual lease payments approximating $85,000 plus pro-rated real estate taxes approximating $9,500 per year. On July 31, 2003, the Company negotiated a new master lease covering the entire 25,000 square feet for a term of three years and ten months commencing on August 1, 2003 and continuing through May 31, 2007. The lease provides two options to renew the term for two years each. As of December 31, 2005 all office equipment and furnishings were owned outright and without leases.

The Company owns the registered trademark "mobiLAN(R)", and claims copyright ownership of other creative and derivative works including, but not limited to the Learningport.com(TM) name. On April 28, 1998 Mobile Area Networks, Inc. was granted U.S. Patent #5,745,884 which covers "System And Method For Billing Data Grade Network Use On A Per Connection Basis". which was accounted for as a fully amortized intangible asset on the balance sheet of the Company. The Company protects as "Trade Secrets" certain software processes and procedures used in network address procedures, bandwidth managing, and controlling access to its systems, certain methods of plastics molding and mold building, as well as certain working arrangements with suppliers, consultants and clients. There can be no guarantee of any tangible value for this patent or any other intangible property

Item 3. Legal Proceedings.

On October 3, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by David Byron, a former shareholder of Vintage Industries, Inc., for non-delivery of 288,000 shares of restricted common stock of Mobile Area Networks, Inc., per the general mutual release and separation agreement between Vintage Industries, Inc. and Mr. Byron. Mr. Byron is seeking immediate delivery of the 288,000 shares of Restricted Common Stock of Mobile Area Networks, Inc. and damages in the amount of the value of the stock. The Company is withholding the delivery of the shares pending the return of various Vintage Industries owned assets allegedly held by Mr. Byron. The Company intends to vigorously defend its position as it never entered into this or any other agreement with Mr. Byron, and does not believe the range of loss, if any, can be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements.

The Company has not been a party to any bankruptcy proceedings.

Item 4. Submission of Matters to a vote of Security Holders.

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On February 16, 1999 the Company's registration statement covering the registration of 5,000,000 shares of common stock was declared effective by the U.S. Securities and Exchange Commission (SEC). Provisions of the registration statement included a maximum offering price of $6.00 per share for projected gross proceeds of $30,000,000. The securities associated with the offering were sold on a best efforts, no minimum amount basis and as of December 31, 2000 the Company had sold and issued 100,103 shares of common stock under the offering, which was closed on November 24, 2000 in anticipation of being traded on the OTCBB system.

On January 10, 2001, the Company's stock began public trading on the OTCBB system under the symbol "MANW".

The following table shows the reported high and low sales price at which the Common Stock of the Company was traded during the year 2005.

                                              High           Low
                                              ----           ---
         First Quarter                        .12            .07
         Second Quarter                       .10            .05
         Third Quarter                        .05            .04
         Fourth Quarter                       .40            .08

The proceeds from the Company's stock sales to date have been for, and are being used primarily to fund the continuing operations of the Company's plastics manufacturing systems as well as for funding administrative activities and marketing programs of the Company which now includes the consolidated Vintage and Recoton equipment for plastics production. The Company continues to explore acquisition opportunities in order to improve the revenue base and build value for the Company.

A majority of the Company's total outstanding shares, 45,877,747, are restricted for sale under SEC Rule 144. Total authorized shares are 50 million. Most of the outstanding shares are owned by Company founders or insiders as reported in the Prospectus of the Company dated February 16, 1999 and in subsequent periodic reports including this Annual Report, such insider owned shares being further restricted as to resale. The Company has no obligation or requirement to register any of the restricted shares for public sales. However, shares held for the required time period under Rule 144 could under certain conditions be sold by the owners of those shares who are not considered to be insiders or owners of control shares when sold through broker transactions and with the proper Form 144 documentation and filing.

As of December 31, 2005, the Company had 417 registered shareholders of record.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and related notes which are contained herein in the following pages under Item 7.

Revenues decreased from $503,052 in 2004 to $256,370 in 2005, a decrease of 49%. During 2005, the Company's receipt of orders decreased due to competitive pressures and lack of working capital to initiate marketing strategies. The decrease was also related to cutbacks in military orders for one of its major customers because of cancelled or phased out government defense programs such as the Comanche and Miles systems.

Cost of Goods Sold decreased from $194,575 in 2004 to $179,591 in 2005, a decrease of 8%. The decrease was commensurate with the reduction in revenues. Included in Cost of Goods Sold is Factory Rent which increased from $70,956 in 2004 to $123,826 in 2005. The rent increase related to catch up for a past-due condition in 2004.

Total Operating Expenses decreased from $748,968 in 2004 to $690,170 in 2005, a decrease of 8%.

Bad Debts expense increased from $23,726 in 2004 to $(2,220) in 2005. The Allowance for Doubtful Accounts was decreased to recognize the improvement in past-due balances.

Depreciation expense decreased from $168,023 in 2004 to $161,020 in 2005, a decrease of 4%. The decrease reflects certain assets that became fully-depreciated during the year.

Interest expense increased from $46,997 in 2004 to $60,212 in 2005, an increase of 28%. The increase reflects interest incurred on credit card balances in addition to late charges and penalties on long-term debt balances, as well as dramatic increases in variable interest rates on financing.

Payroll and payroll taxes decreased from $388,684 in 2004 to $339,877 in 2005, a decrease of 13%. The decrease is attributable to the termination of excess staff.

Professional Services increased from $15,300 in 2004 to $15,622 in 2004, an increase of 2%. The increase is not material.

Other Operating Expenses, which includes such expenses as telephone, utilities, postage, office supplies, and local taxes, increased from $106,238 in 2004 to $115,659 in 2005, an increase of 9%. The increase relates principally to liability and health insurance and travel expenses.

The Company realized a Gain on Forgiveness of Debt of $49,165 during 2005 resulting from the successful negotiation of outstanding long-term debt to amounts less than what was originally required. Also, the Company recovered $70,432 from its insurance carrier for loss of business and repairs following the 2004 hurricanes. During 2004, the Company also realized a Gain on Forgiveness of Debt of $62,546.

The Net Loss increased from $377,945 in 2004 to $506,701 in 2005. The increased loss is attributable to the decrease in revenues. The Net Loss Per Share was $.01 in 2005 and $.01 in 2004.

The Company's operating loss carry-forwards are approximately four million-seven hundred thousand dollars ($4,700,000) which are recoverable as income tax savings through the year 2025.

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

The Company's stock Registrar is Atlas Stock Transfer Corporation which handles all its outside Stock share Registrations and Transfers.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

TABLE OF CONTENTS
--------------------------------------------------------------------------------


Report of Independent Registered Public Accounting Firm                  F-2

Balance Sheets at December 31, 2005 and 2004                             F-3

Statements of Changes in Stockholders' Deficit for the Years
  Ended December 31, 2005 and 2004                                       F-4

Statements of Operations for the Years Ended December 31,
  2005 and 2004                                                          F-5

Statements of Cash Flows for the Years Ended December 31,
  2005 and 2004                                                       F-6 - F-7

Notes to Financial Statements                                         F-8 - F-16

To The Board of Directors
Mobile Area Networks, Inc.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

We have audited the accompanying balance sheet of Mobile Area Networks, Inc. as of December 31, 2005 and the related statement of operations, changes in stockholder's deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2004 financial statements were audited by another auditor whose report dated March 30, 2005, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board ( United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile Area Networks, Inc. as of December 31, 2005 and the results of its operations, changes in its stockholder's deficit and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note K to the financial statements, the Company has suffered recurring losses from operations and has no commitments for funding future operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Berman Hopkins Wright & Laham, CPAs, LLP
Winter Park, Florida
March 10, 2006


MOBILE AREA NETWORKS, INC.
 (A FLORIDA CORPORATION)
Sanford, Florida

BALANCE SHEETS
=========================================================================================

December 31,                                                       2005           2004
-----------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                                      $     6,621    $    11,325
Accounts Receivable - Net of Allowance for Doubtful Accounts        19,009         40,487
Inventory                                                           47,626         25,582
-----------------------------------------------------------------------------------------

Total Current Assets                                                73,256         77,394

Property and Equipment - Net of Accumulated Depreciation           240,897        414,825

Other Assets
Security Deposits                                                    7,091          4,314
-----------------------------------------------------------------------------------------

Total Assets                                                   $   321,244    $   469,533
=========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Notes and Capital Leases Payable - Due Within One Year         $   112,745    $   136,404
Accounts Payable                                                   241,687        276,699
Accrued Expenses                                                    59,284         56,997
-----------------------------------------------------------------------------------------

Total Current Liabilities                                          413,716        470,100

Other Liabilities
Notes and Capital Leases Payable - Due After One Year              114,256        235,430
Accrued Salaries - Related Party                                   774,973        720,000
Advances from Stockholders                                          31,147        124,205
-----------------------------------------------------------------------------------------

Total Liabilities                                                1,334,092      1,549,735
-----------------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock:  No Par; 50,000,000 Shares Authorized,
     45,877,747 and 42,915,470 Shares Issued
     And Outstanding, respectively                               3,742,069      3,156,814
Treasury Stock, 864,000 shares                                     (38,200)            --
Accumulated Deficit                                             (4,716,717)    (4,210,016)
-----------------------------------------------------------------------------------------

Total Stockholders' Deficit                                     (1,012,848)    (1,053,202)
-----------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                    $   321,244    $   496,533
=========================================================================================

The accompanying notes are an integral part of these financial statements.


Mobile Area Networks, Inc. (A Florida
Corporation)
Sanford, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
====================================================================================================================================

                                                                Number         Common       Treasury     Accumulated   Stockholders'
                                                              Of Shares        Stock         Stock         Deficit        Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balances - December 31, 2003                                    41,910,817   $ 2,973,490                 $(3,832,071)   $  (858,581)

Issuance of Common Stock for Cash                                1,004,653       183,324                          --        183,324

Net Loss                                                                --            --                    (377,945)      (377,945)

                                                           ------------------------------------------------------------------------
Balances - December 31, 2004                                    42,915,470   $ 3,156,814                 $(4,210,016)   $(1,053,202)

Issuance of Common Stock for Cash                                2,802,277       559,255                          --        559,255

Issuance of Common Stock for Notes                                 160,000        26,000                                     26,000

Purchase of Shares for Treasury                                                                (38,200)                     (38,200)

Net Loss                                                                --            --                    (506,701)      (506,701)
------------------------------------------------------------------------------------------------------------------------------------

Balances - December 31, 2005                                    45,877,747   $ 3,742,069   $   (38,200)  $(4,716,717)   $(1,012,848)
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENTS OF OPERATIONS
===============================================================================

Years Ended December 31,                               2005            2004
-------------------------------------------------------------------------------

Revenues - Net of Returns and Allowances           $    256,370   $    503,052

Cost of Goods Sold                                      179,591        194,575
-------------------------------------------------------------------------------

Gross Profit                                             76,779        308,477
-------------------------------------------------------------------------------

Operating Expenses
Bad Debts                                                (2,220)        23,726
Depreciation                                            161,020        168,023
Interest                                                 60,212         46,997
Payroll and Payroll Taxes                               339,877        388,684
Professional Services                                    15,622         15,300
Other Operating Expenses                                115,659        106,238
-------------------------------------------------------------------------------
Total Operating Expenses                                690,170        748,968
-------------------------------------------------------------------------------

Loss Before Other Income and (Expenses)                (613,391)      (440,491)
Other Income and (Expenses)
 Loss on disposal of fixed assets                       (12,907)            --
Gain on Forgiveness of Debt                              49,165         62,546
Insurance Recovery                                       70,432             --
-------------------------------------------------------------------------------

Loss Before Provision for Taxes                        (506,701)      (377,945)

Provision for Taxes                                          --             --
-------------------------------------------------------------------------------

Net Loss                                           $   (506,701)  $   (377,945)
===============================================================================

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                    45,003,518     42,355,928

Net Loss per Share - Basic and Diluted             $      (0.01)  $      (0.01)
===============================================================================

The accompanying notes are an integral part of these financial statements.


MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida


STATEMENT OF CASH FLOWS
===========================================================================================

Years Ended December 31,                                             2005          2004
-------------------------------------------------------------------------------------------
Cash Flows Used By Operating Activities

Net Loss                                                        $   (506,701)  $   (377,945)

Adjustments to Reconcile Net Loss to
  Net Cash Flows Used By Operating Activities:
Bad Debts                                                             (2,220)        23,726
Depreciation                                                         161,020        168,023
Interest on Advances from Stockholders                                 2,201          8,451
Loss on Disposal of Fixed Assets                                      12,907             --
Changes in Assets and Liabilities:
Accounts Receivable                                                   23,699        (36,381)
Inventory                                                            (22,044)        51,898
Other Assets                                                          (2,777)            --
Accounts Payable                                                     (35,012)        40,018
Accrued Expenses                                                       2,287             --
Accrued Salaries - Related Party                                      54,973        120,000
-------------------------------------------------------------------------------------------

Net Cash Flows Used By Operating Activities                         (311,667)        (2,210)
-------------------------------------------------------------------------------------------

Cash Flows Used By Investing Activities

Acquisition of Property and Equipment                                     --             --
-------------------------------------------------------------------------------------------

Cash Flows Provided By Financing Activities
Advances from Stockholders                                           (95,259)        20,233
Proceeds from Issuance of Common Stock                               585,255        183,323
Purchase of Treasury Stock                                           (38,200)
Repayment of Notes and Capital Leases Payable                       (144,833)      (207,399)
-------------------------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities                      306,963         (3,843)
-------------------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                               (4,704)        (6,053)

Cash and Cash Equivalents - Beginning of Year                         11,325         17,378
-------------------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Year                         $      6,621   $     11,325
===========================================================================================

The accompanying notes are an integral part of these financial statements.


MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENTS OF CASH FLOWS - continued
===========================================================================================

Years Ended December 31,                                             2005          2004
-------------------------------------------------------------------------------------------

Supplemental Disclosures
-------------------------------------------------------------------------------------------

Interest Paid                                                   $     58,011   $     37,546
Income Taxes Paid                                                         --             --
===========================================================================================

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note A - Nature of Operations

         Mobile Area Networks, Inc. (the "Company") was incorporated on May 23, 1996 in the State of Texas, and subsequently transferred all of its assets to a Florida Corporation of the same name, which was formed for the purpose of changing the state of Incorporation, and providing all aspects of wireless data communication including LAN-speed data connectivity service to remote home-office network services and to the Internet from frequently traveled routes and places such as hotels and airports.

         Operations of the Company up to the date of acquiring the assets of Vintage Industries, Inc. ("Plastics Services"), was devoted primarily to product development and marketing, raising capital, administrative activities and deployment of communications network infrastructure and service demonstration systems for both the MobiLAN(R) and Learningport.com(TM) services. Since the date of the Vintage Assets acquisition the operations of the Company have been devoted primarily to consolidating the assets and operations of Plastics Services into the Company. The primary business function of the Plastics Services assets is the design, engineering, production of intricate plastic and rubber injection molds, and the production of molded plastic and rubber parts. The Company had entered into discussions at the date of this filing to re-enter the wireless market with its secure wireless networks into residential housing communities.

         Resources of the Company up to the date of the acquisition of the Plastics Services facilities were also devoted to marketing the Company's concept of computer assisted instruction solutions through its internet domain portal named Learningport.com(TM). Since the date of the Vintage assets acquisition, the resources of the Company have been devoted to consolidating and operating the Plastics Services equipment of the Company.

Note B - Summary of Significant Accounting Policies
         Recent Accounting Pronouncements

         In November, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs-an amendment of ARB No.43" (SFAS
         151), in an effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 1551 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes its current accounting policy complies with the requirements of the new standard and as such the adoption of this standard is not expected to have a material impact on the Company's financial statements.

         In December, 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (SFAS 123). This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS 123. This Statement is effective for public entities that file as a small business issuer as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

         Note B -Summary of Significant Accounting Policies-continued In December, 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29" (SFAS No. 153). This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 will not have a material impact on the Company's financial statements.

         In May, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS 154 will have a material impact on its financial position, results of operations or cash flows.

         Impairment of Long-Lived Assets
         Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets which considers the discounted future net cash flows.

         Method of Accounting
         The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

         Cash and Cash Equivalents
         Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

         Allowance for Doubtful Accounts and Bad Debts
         The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $35,000 at December 31, 2005 and $37,221 at December 31, 2004,
         respectively.

         Inventory
         Inventory consists of raw materials, work-in-process, and finished goods, and is stated at the lower of cost or market using the first-in, first-out method.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

         Note B -Summary of Significant Accounting Policies-continued

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

         Advances from Stockholders
         Advances from stockholders consists of advances due on demand for working capital purposes. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the Company has imputed interest at the prime rate plus 1%. Imputed interest expense for the years ended December 31, 2005 and 2004 was $2,201 and $8,451, respectively.

         Revenue Recognition
         Revenues from product sales are recognized when both the goods are shipped and the customer's right of return has expired for Plastics Services. Unearned revenue results from deposits received on jobs still in progress.

         In accordance with the provisions of the AICPA's Statement of Position 97-2, "Software Revenue Recognition", revenue is recognized on sales of Learningport.com(TM) products when evidence of a sales order exists with a fixed sales price, delivery has occurred and collectability of amounts involved are deemed probable.

         For the MobiLAN(R) products, revenue is recognized as data communication and consulting services are provided, or upon sale for installation of related computer hardware and software.

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

         Concentrations of Credit Risk
         Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, which may at times exceed federally insured limits, and trade accounts receivable. The Company had no cash balances that exceeded insured limits at December 31, 2005 or 2004. Cash is placed primarily in high quality short-term interest bearing financial instruments.

         The Company had sales in 2005 to eighteen different customers, one of which comprised twenty-five percent (25%) of the total. Also, the one significant customer comprised approximately eighteen (18%) and zero (0%) of the accounts receivable balance at December 31, 2005 and December 31, 2004, respectively.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

         Note B -Summary of Significant Accounting Policies-continued Concentrations of Credit Risk-continued

         The Company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business and maintains an allowance for anticipated credit losses.

         Fair Value of Financial Instruments
         The fair value of cash and cash equivalents, accounts receivables, inventory, security deposits, accounts payable, and accrued expenses approximated book value at December 31, 2005 and 2004, because of the immediate or short-term maturity of these financial instruments.

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

         During the year ended December 31, 2005, two stockholders were issued 160,000 shares of common stock in satisfaction of repayment of their advances totaling $26,000 to the Company. These stock issuances are separately included in the Statement of Changes in Stockholders' Deficit.

         Net Loss Per Common Share
         Net loss per common share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic Earnings Per Share is calculated by dividing loss available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended December 31, 2005 and 2004.

         Reclassifications
         Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

         Income Taxes
         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred tax assets and liability balances. The Company had no material deferred tax assets or liabilities at December 31, 2005 and 2004.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note B - Summary of Significant Accounting Policies-continued
         Provision for Income Taxes

         Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately four million-seven hundred thousand dollars ($4.7 million) in net operating losses as of December 31, 2005, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

Note C - Accounts Receivable

         Accounts receivable consisted of the following:

         ===================================================================
         December 31,                                   2005         2004
         -------------------------------------------------------------------

         Trade                                      $   54,009    $   77,708
         Less:  Allowance for Doubtful Accounts         35,000        37,221
         -------------------------------------------------------------------

         Net Accounts Receivable                    $   19,009    $   40,487
         ===================================================================

Note D - Inventory

         Inventory consisted of the following:

         ===================================================================
         December 31,                                   2005         2004
         -------------------------------------------------------------------
         Raw Materials                              $   47,627             $
                                                                      25,582
         Work-in-Process                                    --            --
         Finished Goods                                     --            --
         -------------------------------------------------------------------

         Total Inventory                            $   47,627    $   25,582
         ===================================================================

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================
Note E - Property and Equipment

         Property and equipment consisted of the following:

         ====================================================================
         December 31,                                     2005         2004
         --------------------------------------------------------------------
         Manufacturing Equipment                      $  772,462   $  775,174
         Computer Equipment and Software                  66,912       66,912
         Office Furniture and Equipment                   42,725       42,725
         Leasehold Improvements                           42,921       72,477
         --------------------------------------------------------------------
                                                      $  925,020   $  957,288
         Less:  Accumulated Depreciation                 684,123      542,463
         --------------------------------------------------------------------
         Net Property and Equipment                   $  240,897   $  414,825
         ====================================================================

         Depreciation expense for the years ended December 31, 2005 and 2004 was $161,020 and $168,023, respectively.

Note F - Notes and Capital Leases Payable
         Notes and capital leases payable consisted of the following:

         ====================================================================
         December 31,                                     2005         2004
         --------------------------------------------------------------------
         Notes Payable
         Business Loan Center, Inc.
         Note payable due December, 2007, payable
         in monthly installments of $4,209,
         including principal and interest at prime
         plus 2 3/4% (10.00% at December 31,
         2005). The loan is secured by all assets
         of Vintage Industries, Inc., with
         personal guarantees by four shareholders
         of Vintage Industries, Inc. and their
         spouses, with their residences pledged as
         additional security, assignment of life
         insurance in the amount of $350,000 on
         each of the Vintage Industries, Inc.
         stockholders, and a guarantee by the
         Small Business Association                   $   31,145   $  119,058

         GE Capital Small Business
         Finance Corporation
         Note payable due June, 2008, payable in
         monthly installments of $6,250, including
         principal and interest at prime plus 2
         1/4% (9.50% at December 31, 2005). The
         loan is secured by certain equipment of
         Vintage Industries, Inc. in excess of
         $350,000 with personal guarantees by four
         shareholders of Vintage Industries, Inc.
         with their residences pledged as
         additional security, and a guarantee by
         the Small Business Association                  195,856      245,600

         Capital Leases Payable
         Intech Funding Corp.
         Equipment lease originally executed as a
         four-year term, due February 2004
         Restructured during 2004 to a series of
         installment payments of $1,026.98
         including interest of 6.0% terminating in
         July, 2005                                           --        7,176
         --------------------------------------------------------------------

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================
Note F - Notes and Capital Leases Payable - continued

         ====================================================================
         December 31,                                     2005         2004
         --------------------------------------------------------------------
         Total Notes and Capital Leases Payable       $  227,001   $  371,834

         Less:  Amount Due Within One Year               112,745      136,404
         --------------------------------------------------------------------

         Amount Due After One Year                    $  114,256   $  235,430
         ====================================================================

         Annual maturities of notes payable for the five years succeeding December 31, 2005 are as follows:

                    2006         2007        2008          2009        2010      Thereafter     Total
         -----------------------------------------------------------------------------------------------
                $  112,745   $   81,600   $   32,656  $       --           --   $       --   $   227,001
         ===============================================================================================

         Interest expense on the notes and capital leases payable for the years ended December 31, 2005 and 2004 was $39,307 and $34,200, respectively

Note G - Leases

         On March 31, 1997, the Company entered into a building lease for administrative facilities, with an unrelated third party, commencing June 1, 1997. The term of the lease was for seventy-five months, with monthly rental payments of $2,083 for the first year, and increasing each year thereafter based on the Cost of Living Index. As of December 31, 2002, the monthly rental payments were $2,466. This lease expired in August, 2003 and the Company was allowed to maintain offices at that location as a hold over tenant until November, 2003 at which time the offices of the Company were consolidated within the manufacturing facility offices. The amount of lease payments for the expired lease which included amounts for previous periods was negotiated with the building owner and settled for $8,000 during 2004.

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

         Future minimum lease payments for the five years succeeding December 31, 2005 is as follows:

                    2006         2007        2008          2009        2010      Total
         ---------------------------------------------------------------------------------
                $  131,865   $  137,139   $  142,625  $  148,330   $  154,263   $  714,222
         =================================================================================

Note H - Acquisitions

         Vintage Industries, Inc.
         On August 12, 2002, Mobile Area Networks, Inc. ("the Company") entered into an asset purchase agreement to acquire all of the operating assets of Vintage Industries, Inc. ("Vintage") in a stock for assets purchase. A portion of the results of Vintage's operations have been included in the Company's financial statements since that date. The assets acquired consisted of an on going business with

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================
Note H - Acquisitions-continued

         computerized plastics injection mold engineering and manufacturing equipment including a complete mold making machine tool shop, patents pending for a process that rapidly produces plastic injection molds, numerous plastics injection molds and molding presses, all office and support equipment, and the then existing customer base of the company.

         The Company pledged 1,440,000 shares of Restricted Common Stock, with a fair market value of approximately $274,000 according to the trading price of public shares on the day of the agreement, to be disbursed among the then shareholders of and by Vintage Industries, Inc. Vintage was to be dissolved in a timely manner, and future operations were to continue as a business segment of the Company. The Company also agreed to assume responsibility for Certain Current and long-term liabilities of Vintage. After the issuance of the shares used in this transaction, the effect would be that the former shareholders of Vintage would then own jointly approximately four percent (4%) of the then outstanding shares of the Company. During August, 2005, 864,000 shares of the 1,440,000 Vintage shares were tendered back to the Company in exchange for $38,200 which is classified as Treasury Stock. The agreement also includes a Non-Competition Agreement from the former shareholders of Vintage for three years as well as a stock share "leak-out" restriction clause.

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

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note J - Related Party Transaction

         The Company's President and Chief Executive Officer has, in six of the seven years prior to 2005, deferred his salary of $120,000 until such time the Company's cash position will allow such payments. During 2005, he deferred $80,000 and received $40,000 as cash compensation. The 2005 deferral has been offset by advances ($25,027). The item has been accounted for as Accrued Salaries - Related Party caption on the Balance Sheet. It is acknowledged by the Company's management and ratified by its Board of Directors that this deferred salary along with personal notes to the Company by the CEO and his wife are considered wages and is the most superior lien and bond against all of the Company's assets.

Note K - Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company has reported net losses of $506,701 and $377,945 for the years ended December 31, 2005 and 2004, respectively. As a result, there is an accumulated deficit of $4,716,716 at December 31, 2005. The primary causes of the losses are attributable to the write-off of un-collectable receivables and increased operating costs, due to the acquisition of the Plastics Services operations in 2002, and general operating costs associated with start-up activities, while generating minimal revenue.

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


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

A change in Accountants was made during 2005 due to the sudden and unexpected death of Robert Clemons, its former Accountant. A Form 8-K was filed on December 8, 2005.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)      Directors and Executive Officers:
         --------------------------------

Consistent with Florida corporate law and the Company's By-Laws, during the fourth quarter of 2003 the Company's Board of Directors unanimously voted to increase the number of Board members from three to four and simultaneously elected members to fill vacancies as described herein. Robert Good announced that he would be retiring after serving many terms past his original term. The remaining Board members elected Jerome L. Nettuno to fill the vacancy created when Dr. Russell Graham completed five terms. The third Board position was filled with the election of Noah V. Savant. There remains once vacancy after the term expired for Daniel Mault at the end of 2005 with no replacement nominated at that time.

George E. Wimbish, age 62, is a founder of the Company and its concept, and has been a Director of the predecessor (Texas) Company since November 3, 1996, and Chairman, President and CEO since March 28, 1997. His term of office is yearly until a successor is chosen. His business experience for the past 5 years includes serving as the Company's Chief Executive Officer. Mr. Wimbish does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

Jerome L. Nettuno, age 43, is the director of business development for Nettworth Financial Services and has extensive experience consulting with public companies in such matters as financial planning. Mr. Nettuno has been a valued resource to the Company since its inception. He does not serve as a director of any other public company. He resides in Bozeman, Montana.

Noah V. Savant, age 62, attended McNeese State University in Lake Charles, LA. He is the Assistant to the Vice President of Communications Workers of America in Atlanta, GA. He has been the Chief negotiator for all Bell South Agreements and is very active in legislative and political issues. He has served budget director for C.W.A. district 3. He does not serve as a director of any other public company. He resides in Covington, GA.

Jerald R. Hoeft, CPA, age 63, was appointed Chief Financial Officer in January, 2001. Mr. Hoeft has been a practicing CPA in the Orlando area since the end of 1998. Prior to 1999, he was in the financial services industry for over twenty-five years where he served as a chief financial officer and director for several leading public and privately-held companies. Mr. Hoeft does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

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

(b)      Significant Employees and Consultants
         -------------------------------------

Paul Savage: Research and Development Director. Mr. Savage has more than 25 years experience in Principal wireless product design in digital, analog, RF, and microwave circuit design. He also possesses extensive field experience in the implementation of wireless on towers and other locations. Mr. Savage currently serves in a consulting role to the Company as needed.

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


(d)      Certain Legal Proceedings:
         -------------------------

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

The Company's current policy is that Directors serve without compensation. However, in the future it may be in the Company's best interests to compensate Directors in a manner that will attract the most qualified people to serve on the Company's Board. Through December 31, 2005 the officers of the Company have served without compensation other than the allowance to acquire Restricted founders stock at a preferred price. The Company's management may determine when it is in the best interest of the Company to compensate Officers and Directors. For the years 1998 through 2005, Mr. Wimbish's annual salary was approved to be $120,000, a portion of which has not been collected and remains in accrued expenses on the 2005 and 2004 balance sheets.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2005 with respect to each director and officer and any person who is known to the Company to be the beneficial owner of five percent (5%) or more of the Company's outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares held by all directors and officers, individually and as a group.

T
===============================================================================================
(1)                                            (2)                 (3)              (4)
                                                                                  Percent After
                                                               Percent            Sales of
Name  And  Address                                             Before Offering    Maximum
Of Owner.                                 Shares Owned         Total Sold         Offering
-----------------------------------------------------------------------------------------------
George E. Wimbish*                          25,500,000(a)            55.58%              52.38%
Director, Chairman, President, & CEO
2772 Depot Street
Sanford, Fl 32773

Judy D. Wimbish*-Secretary, Jointly owns all shares with George Wimbish, CEO

Dr. Robert M. Good                           2,150,000(a)(c)          4.69%               4.42%
1282 Regency Place
Heathrow, FL 32746

Jerome L. Nettuno                              978,000(d)             2.13%               2.01%
Director
Company Address

Jerald R. Hoeft                                270,000(d)              .59%                .55%
Chief Financial Officer-Treasurer
Company Address

Noah V. Savant                                  15,000                0.03%               0.03%
Director
Company Address
-----------------------------------------------------------------------------------------------
Subtotal                                    28,913,000               63.02%              59.39%

Other Private Shareholders                  14,773,447(b)            32.20%(c)           30.34%(c)

Publicly traded shares                       2,191,300                4.78%               4.50%

New Shareholders                             2,808,700                  --                5.77%
From Offering If All Sold
===============================================================================================
Total                                       48,686,447(e)            100.0%              100.0%

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

None.


Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits


         Exhibit 31   CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT

         Exhibit 32   CERTIFICATION


(b)      Reports on Form 8-K

         The Company filed a Form 8-K on December 8, 2005 to report a change in auditors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MOBILE AREA NETWORKS, INC.

                             By: /s/ GEORGE WIMBISH
                                 ----------------------------------------
                                 George Wimbish
                                 President & CEO


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

/s/ GEORGE WIMBISH            Director, Chairman,                March 31, 2006
-------------------------     President, Chief Executive.
George Wimbish


/s/ JERALD R. HOEFT           Chief Financial Officer            March 31, 2006
-------------------------
Jerald R. Hoeft


/s/ JEROME L. NETTUNO         Director                           March 31, 2006
-------------------------
Jerome L. Nettuno


/s/ NOAH V. SAVANT            Director                           March 31, 2006
-------------------------
Noah V. Savant