Form 10QSB
period 2006-03-31
MOBILE AREA NETWORKS INC
filed 2006-05-10
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes [ ] No [X]

The registrant has not authorized non-voting common equity and as of March 31, 2006, 46,031,080 shares of the registrant's voting common stock were outstanding and held by non-affiliates. The Company's stock began trading on January 10, 2001 on the OTCBB under the symbol "MANW".

                           MOBILE AREA NETWORKS, INC.

                                      Index


                                                                           Page
                                                                          Number
                                                                          ------

PART 1.              FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Balance Sheets
                        March 31, 2006 (Unaudited)
                           and December 31, 2005                             3

                     Statements of Operations
                        Three months ended
                           March 31, 2006 (Unaudited) and
                            March  31, 2005(Unaudited)
                                                                             4

                     Statements of Cash Flows
                       Three months ended
                         March 31, 2006 (Unaudited) and
                           March  31, 2005 (Unaudited)                       5

                     Notes to Financial Statements                           6

           Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations        7-8

PART II.             OTHER INFORMATION                                       9

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                                 Balance Sheets


                                     Assets
                                     ------

                                                                                                 March 31,
                                                                                December 31,       2006
                                                                                    2005        (Unaudited)
                                                                                ------------    ------------
Current assets:
      Cash and Cash Equivalents                                                 $      6,621          (7,240)
      Accounts Receivable-Net of Allowance for Doubtful Accounts                      19,009          (9,826)
      Inventory                                                                      (47,626)        (20,556)
                                                                                ------------    ------------

                   Total current assets                                               73,256         (27,622)


Property and Equipment-Net of Accumulated Depreciation                               240,897        (202,397)

Other Assets:
      Security Deposits and Other Assets                                              (7,091)         (7,091)
                                                                                ------------    ------------

Total Assets                                                                    $    321,244        (247,110)
                                                                                ============    ============

                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Current liabilities:
      Notes and Capital Leases Payable-Due Within One Year                      $   (112,745)       (132,108)
      Acounts Payable                                                               (241,687)       (233,725)
      Accrued Expenses                                                               (59,284)        (60,502)
                                                                                ------------    ------------

                   Total current liabilities                                        (413,716)       (426,335)
                                                                                ------------    ------------

Other Liabilities:
      Notes and Capital Leases Payable-Due After One Year                           (114,256)        (65,316)
      Accrued Salaries-Related Party                                                (774,973)       (804,973)
      Advances from Stockholders                                                     (31,147)        (67,780)
                                                                                ------------    ------------

Total Liabilities                                                                 (1,334,092)     (1,364,405)

Stockholders' Deficit
      Common stock, no par value, authorized 50,000,000 shares,
        issued and outstanding 45,877,747 and 46,031,080 shares, respectively      3,742,069      (3,773,069)
      Treasury Stock, 864,000 shares                                                 (38,200)        (38,200)
      Accumulated Deficit                                                         (4,716,717)     (4,852,164)
                                                                                ------------    ------------

      Total Stockholders' Deficit                                                 (1,012,848)     (1,117,296)
                                                                                ------------    ------------

Total Liabilities and Stockholders' Deficit                                     $   (321,244)       (247,110)
                                                                                ============    ============

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Operations

                   Three months ended March 31, 2006 and 2005
                                   (unaudited)


                                                  Three Months     Three Months
                                                     Ended            Ended
                                                    March 31,        March 31,
                                                      2006             2005
                                                  ------------     ------------

Sales-Net of Returns and Allowances               $     52,004           67,963

Cost of Goods Sold                                      43,705           38,506
                                                  ------------     ------------

Gross Profit                                             8,299           29,457

Operating Expenses
        Depreciation                                    38,900           41,089
        Bad Debt Expense                                    --           12,779
        Interest and Finance Charges                     8,787           11,671
        Outside Services                                    --            1,500
        Payroll and Payroll Taxes                       77,204          100,365
        Professional Services                               --            9,684
        Other Operating Expenses                        18,855           37,195
                                                  ------------     ------------
Total Operating Expenses                               143,746          214,283
                                                  ------------     ------------
Loss Before  Provision for Taxes                      (135,447)        (184,826)

Provision for Taxes                                         --               --

                                                  ------------     ------------
Net Loss for the Period                           $   (135,447)        (184,826)
                                                  ============     ============

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted                       45,997,414       44,311,836

Net loss per share-Basic and Diluted              $      (0.00)           (0.00)
                                                  ============     ============

See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Cash Flows

                   Three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                 Three Months    Three Months
                                                                                    Ended           Ended
                                                                                   March 31,       March 31,
                                                                                     2006            2005
                                                                                 ------------    ------------
Cash flows from operating activities
Net loss for the Period                                                          $   (135,447)       (184,826)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
        Depreciation                                                                   38,900          41,089
        Bad Debt Expense                                                                   --          12,779
Changes in Assets and Liabilities:
        Accounts Receivable                                                             9,182          (7,375)
        Inventory                                                                      27,071         (23,005)
        Accounts Payable                                                               (7,962)        (28,552)
        Accrued Expenses                                                                1,218             842
        Accrued Salaries-Related Party                                                 30,000         (52,274)
                                                                                 ------------    ------------
Net Cash Flows from Operating Activities                                              (37,038)       (241,322)

Cash Flows from Investing  Activities
         Acquisition of Property and Equipment                                           (400)             --
Cash Flows from Financing Activities
         Advances (Repayments) from Stockholders                                       36,634         (69,260)
         Proceeds from Issuance of Common Stock                                        31,000         397,656
         Increases (Repayment) of Notes and Capital Leases Payable                    (37,120)        (37,120)
                                                                                 ------------    ------------

Net Cash Flows from Financing Activities                                               38,057         291,276
                                                                                 ------------    ------------

Net Change in Cash and Cash Equivalents                                                   619          49,954

Cash and Cash Equivalents-Beginning of  Period                                          6,621          11,325
                                                                                 ------------    ------------

Cash and Cash Equivalents-End of  Period                                         $      7,240          61,279
                                                                                 ============    ============

Supplemental disclosure of cash flow information

     Cash paid for:
          Taxes                                                                  $         --              --
                                                                                 ============    ============

          Interest                                                               $      8,787          11,671
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


Note B -   Going Concern
           The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $135,447 and $184,826 for the three months ended March 31, 2006 and 2005, respectively. As a result, there is an accumulated deficit of $4,852,164 at March 31, 2006. The primary causes of the losses for 2006 and 2005 are attributable to the continuing recovery efforts from damage caused by hurricanes and delays in obtaining materials for fulfilling booked order backlogs.

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

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



                         Liquidity and Capital Resources

Working Capital amounted to $(398,713) at March 31, 2006 compared to $(340,460) at December 31, 2005. Cash amounted to $7,240 at March 31, 2005 as compared to $6,621 at December 31, 2005. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the three months ended March 31, 2006 and 2005 was $37,038 and $241,322, respectfully, primarily as a result of the Company's net losses. For the three months ended March 31, 2006 and 2005, cash was provided primarily by additional stock issuance. During the three months ended March 31, 2006 and 2005, cash was used to fund operations.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.


                              Results of Operations

Sales decreased during the current period first quarter as compared with the year earlier period. For the three months ended March 31, 2006 sales were $52,004 and for the three months ended March 31, 2005, sales were $67,963. The primary causes of the losses for 2006 and 2005 are attributable to the continuing recovery efforts from damage caused by hurricanes and delays in obtaining materials for fulfilling booked order backlogs.

Cost of Goods Sold increased due to the write-down of certain inventory items. For the three months ended March 31, 2006, Cost of Goods Sold were $43,705 and for the three months ended March 31, 2005, Cost of Goods Sold were $38,506.

Total Operating Expenses decreased from $214,283 for the three months ended March 31, 2005 to $143,746 for the three months ended March 31, 2006.

Depreciation expense decreased slightly from $41,089 in the year earlier first quarter to $38,900 in the current year first quarter.

Bad Debt Expense was $-0- during the current year first quarter as compared to $12,779 for the year earlier period. The allowance for uncollectible accounts was considered adequate for the current period.

Interest and Finance Charges expense decreased from $11,671 for the three months ended March 31, 2005 to $8,787 for the three months ended March 31, 2006. The overall level of outstanding long-term debt is less during the current quarter compared to the year earlier period.

Outside Services expense is $-0- for the three months ended March 31, 2006 compared to $1,500 for the three months ended March 31, 2005. The prior-year charge was for the use of contract labor for plant maintenance.

Payroll and Payroll Taxes expense decreased from $100,365 for the three months ended March 31, 2005 to $77,204 for the three months ended March 31, 2006. The decrease reflects the reduction in staff necessitated by the reduction in orders.

Professional Services expense was $-0- for the three months ended March 31, 2006 and $9,684 for the three months ended March 31, 2005. The amounts reflect fees paid to its independent public accountants for auditing services as well as legal services for litigation. Professional Services were not used during the current period.

Other Operating Expenses were $18,855 for the three months ended March 31, 2006 and $37,195 for the three months ended March 31, 2005. The decrease relates principally to reduced payments for travel, utilities, office expenses and local taxes.

The Net Loss for the Period was $135,447 for the three months ended March 31, 2006, a decrease from the $184,826 Net Loss reported for the three months ended March 31, 2005. The Net Loss Per Share remained unchanged at $.00.

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



                                          MOBILE AREA NETWORKS INC.



May 10, 2006                              /s/ GEORGE WIMBISH
----------------------------              --------------------------------------
Date                                      George Wimbish
                                          Director, Chairman and President