Form 10QSB
period 2006-06-30
MOBILE AREA NETWORKS INC
filed 2006-08-11
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

The registrant has not authorized non-voting common equity and as of June 30, 2006, 46,248,580 shares of the registrant's voting common stock were outstanding and held by non-affiliates. The Company's stock began trading on January 10, 2001 on the OTCBB under the symbol "MANW".

                           MOBILE AREA NETWORKS, INC.
                                      Index

                                                                          Page
                                                                          Number
                                                                          ------
PART 1.                FINANCIAL INFORMATION

           Item 1.     Financial Statements

                       Balance Sheets
                          June 30, 2006 (Unaudited)
                             and December 31, 2005                           3

                       Statements of Operations
                          Three and Six months ended
                             June 30, 2006 (Unaudited) and
                              June 30, 2005(Unaudited)                       4

                       Statements of Cash Flows
                         Six months ended
                           June 30, 2006 (Unaudited) and
                             June 30, 2005 (Unaudited)                       5

                       Notes to Financial Statements                         6

           Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations      7-9

PART II.               OTHER INFORMATION                                    10

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida

                                 Balance Sheets
                                     Assets
                                     ------

                                                                   December 31,     June 30, 2006
                                                                       2005          (Unaudited)
                                                                   -------------    -------------
Current assets:
      Cash                                                         $       6,621    $       9,777
      Accounts Receivable-Net of Allowance for Doubtful Accounts          19,009            1,543
      Inventory                                                           47,626           47,914
                                                                   -------------    -------------
                   Total current assets                                   73,256           59,234

Property and equipment, net of Accumulated Depreciation                  240,897          163,497

Other Assets:
      Security Deposits and Other Assets                                   7,091            7,091
                                                                   -------------    -------------
                   Total assets                                    $     321,244    $     229,822
                                                                   =============    =============

                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Current liabilities:
      Notes and Capital Leases Payable-Due Within One Year         $     112,745    $      97,682
      Accounts Payable                                                   241,687          235,052
      Accrued Expenses                                                    59,284          126,541
                                                                   -------------    -------------
                   Total current liabilities                             413,716          459,275

Other Liabilities:
      Notes and Capital Leases Payable-Due After One Year                114,256           83,159
      Accrued Salaries-Related Party                                     774,973          834,973
      Advances from Stockholders                                          31,147          113,871
                                                                   -------------    -------------
                              Total Liabilities                        1,334,092        1,491,278
Stockholders' deficit:

      Common stock, no par value; authorized 50,000,000 shares;
      Issued and outstanding 45,877,747 and 46,248,580 shares          3,742,069        3,816,568
      Treasury Stock, 864,000 shares                                     (38,200)         (38,200)
      Accumulated Deficit                                             (4,716,717)      (5,039,824)
                                                                   -------------    -------------

                   Total stockholders' deficit                        (1,012,848)      (1,261,456)
                                                                   -------------    -------------

                   Total liabilities and stockholders' deficit     $     321,244    $     229,822
                                                                   =============    =============

   The accompanying notes are an integral part of these financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Operations
                Three and Six months ended June 30, 2006 and 2005
                                   (Unaudited)

                                                   Three months    Three months     Six months      Six months
                                                      Ended           Ended           Ended           Ended
                                                     June 30,        June 30,        June 30,        June 30,
                                                       2006            2005            2006            2005
                                                   ------------    ------------    ------------    ------------
Sales-Net of Returns and Allowances                $     53,078    $     76,133    $    105,082    $    144,096
Cost of Goods Sold                                       70,813          51,907         114,518          90,413
                                                   ------------    ------------    ------------    ------------
Gross Profit (Loss)                                     (17,735)         24,226          (9,436)         53,683

Operating expenses
       Depreciation                                      38,900          40,255          77,800          81,344
       Bad Debt Expense                                      --              --              --          12,779
       Interest and Finance Charges                       6,576          14,507          15,363          26,178
       Outside Services                                     900              --             900           1,500
       Payroll and Payroll Taxes                         84,666          80,426         161,870         180,791
       Professional Services                                 --           4,938              --          14,622
       Other Operating Expenses                          38,884          39,351          57,739          76,545
                                                   ------------    ------------    ------------    ------------

Total Operating Expenses                                169,926         179,476         313,672         393,759
                                                   ------------    ------------    ------------    ------------
Loss Before Other Income and Provision for Taxes       (187,661)       (155,250)       (323,108)       (340,076)
Other Income
        Gain on Foregiveness of Debt                         --          49,165              --          49,165
         Insurance Recovery for hurricane damage             --          70,432              --          70,432
                                                   ------------    ------------    ------------    ------------
Total Other Income                                           --         119,597              --         119,597
Provision for Taxes                                          --              --              --              --

                                                   ------------    ------------    ------------    ------------
Net Loss for the Period                            $   (187,661)   $    (35,653)   $   (323,108)   $   (220,479)
                                                   ============    ============    ============    ============

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted                        46,139,888      45,045,269      46,085,969      44,680,578

Net loss per share-Basic and Diluted               $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                   ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Cash Flows
                     Six months ended June 30, 2006 and 2005
                                   (Unaudited)

                                                              Six Months       Six Months
                                                                 Ended            Ended
                                                             June 30, 2006    June 30, 2005
                                                             -------------    -------------
Cash flows from operating activities
Net loss for the period                                      $    (323,108)   $    (220,479)
Adjustments to Reconcile Net Loss to Net Cash Flows from
Operating Activities:
        Depreciation                                                77,800           81,344
        Bad Debt Expense                                                --           12,779
Changes in Assets and Liabilities:
             Accounts Receivable                                    17,466             (163)
             Inventory                                                (287)         (15,223)
             Accounts Payable                                       (6,634)         (41,249)
             Accrued Expenses                                       67,257            1,123
             Accrued Salaries-Related Party                         60,000          (42,274)
                                                             -------------    -------------
Net Cash Flows from Operating Activities                          (107,506)        (224,142)
Cash flows from Investing Activities
             Acquisitions of Property and Equipment                   (400)              --
Cash Flows from Financing Activities
             Advances from (Repayments to) stockholders             82,722          (63,638)
             Proceeds from Issuance of Common Stock                 74,500          453,155
             Repayment of Notes and Capital Leases Payable         (46,160)        (111,460)
                                                             -------------    -------------

Net Cash Flows from Financing Activities                           111,062          278,057
                                                             -------------    -------------

Net Change in Cash and Cash Equivalents                              3,156           53,915

Cash and Cash Equivalents-Beginning of Period                        6,621           11,325
                                                             -------------    -------------

Cash and Cash Equivalents-End of Period                      $       9,777    $      65,240
                                                             =============    =============

     Cash paid for:
          Taxes                                              $          --    $          --
                                                             =============    =============

          Interest                                           $      15,363    $      26,178
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

Note B  -  Going Concern
           The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $323,108 and $220,479 for the six months ended June 30, 2006 and 2005, respectively. As a result, there is an accumulated deficit of $5,039,824 at June 30, 2006. The primary causes of the losses are attributable to the inability of the Company to obtain receive sales orders.

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

Note C  -  Foregiveness of Debt
           During the three months ending June 30, 2005, the Company successfully negotiated a $49,165 decrease in one of its oustanding long-term debt contracts.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


                         Liquidity and Capital Resources

Working Capital amounted to $(340,460) at June 30, 2006 compared to $(400,041) at December 31, 2005. Cash amounted to $9,777 at June 30, 2006 as compared to $6,621 at December 31, 2005. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the six months ended June 30, 2006 and 2005 was $(107,506) and $(224,142), respectfully primarily as a result of the Company's net losses. For the six months ended June 30, 2006 and 2005, cash was provided primarily by additional stock issuance and advances from stockholders. During the six months ended June 30, 2006 and 2005, cash was used to fund operations.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

                              Results of Operations

Sales decreased during the current period second quarter as compared with the year earlier period. For the three months ended June 30, 2006 sales were $53,078 and for the three months ended June 30, 2005, sales were $76,133. For the six months ended June 30, 2006, sales were $105,082 and for the six months ended June 30, 2005, sales were $144,096. The decreases for both the three month and six month periods relate to the Company's inability to obtain sales orders due to competitive forces and lingering disruptions from the 2004 hurricane season.

Cost of Goods Sold increased during the three and six month periods when compared to the year earlier periods. For the three months ended June 30, 2006, Cost of Goods Sold were $70,813 and for the three months ended June 30, 2005, Cost of Goods Sold were $51,907. For the six months ended June 30, 2006, Cost of Goods Sold were $114,518 and for the six months ended June 30, 2005, Cost of Goods Sold were $90,412. The increases for the three and six month periods relate to Factory Rent for which the accrual for past due amounts was not recorded

Total Operating Expenses decreased to $169,926 for the three months ended June 30, 2006 from $179,476 for the three months ended June 30, 2005. For the six months ending June 30, 2006, operating expenses decreased to $313,672 from $393,759 for the six months ending June 30, 2005.

Depreciation expense decreased slightly from $81,344for the year earlier six month period to $77,800 for the current year six month period.

Bad Debt Expense was $-0- for the three months ending June 30, 2006 and 2005. For the six months ending June 30, 2006, Bad Debt Expense was $-0- compared to $12,779 for the six months ending June 30, 2005. The reserve for uncollected accounts is considered reasonable and did not have to be increased for the current periods.

Interest and Finance Charges decreased from $14,507 for the three months ended June 30, 2005 to $6,576 for the three months ended June 30, 2006. Interest and Finance Charges decreased from $26,178 for the six months ended June 30, 2005 to $15,363 for the six months ended June 30, 2006. The current period interest expense and finance charges are less due to the lower level of outstanding debt.

Outside Services expense was $900 for the three months ended June 30, 2006 and $-0- for the three months ending June 30, 2005. For the six months ended June 30, 2006, Outside Services expense was $900 compared to $1,500 for the six months ended June 30, 2005. The incidence of contracted labor expenses vary with Company staffing and the levels of production.

Payroll and Payroll Taxes expense increased from $80,426 for the three months ended June 30, 2005 to $84,666 for the three months ended June 30, 2006. For the six months ended June 30, 2005, Payroll and Payroll Taxes expense decreased from $180,791 to $166,870 for the six months ended June 30, 2006. The increase for the three month period reflects increased production activity compared to the year earlier period. The decrease for the six month period reflects an overall reduction in staffing necessitated by the reduced volume of business.

Professional Services expense decreased from $4,938 for the three months ended June 30, 2005 to $-0- for the three months ended June 30, 2006. For the six months ended June 30, 2005, Professional Services expense decreased from $14,622 to $-0- for the six months ended June 30, 2006. The expenses for the 2005 three and six month periods were for audit services from the Company's independent public accountants and also legal services related to renegotiations of outstanding debt.

Other Operating Expenses were $39,351 for the three months ended June 30, 2005 and $38,884 for the three months ended June 30, 2006. Other Operating Expenses were $76,544 for the six months ended June 30, 2005 and $57,739 for the six months ended June 30, 2006. The decreases for both the three and six month periods relate principally to decreased spending for office expenses, insurance and travel.

Other Income for the three and six months ending June 30, 2005 included $70,432 for insurance claims related to hurricane damages and $49,165 related to successful negotiation of a decrease in long-term debt. There were not any similar items in 2006.

The Net Loss for the Period was $(187,661) for the three months ended June 30, 2006, an increase from the $(35,653) Net Loss reported for the three months ended June 30, 2005. The Net Loss for the Period was $(323,108) for the six months ended June 30, 2006, an increase from the $(220,479) Net Loss reported for the six months ended June 30, 2005. The Net Loss Per Share remained unchanged at $0.00.

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


                             Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on June 30, 2006. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended June 30, 2006.

Subsequent to June 30, 2006, through the date of this filing of Form 10-QSB for the quarterly period ended June 30, 2006, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Item 3.       Defaults Upon Senior Securities:                            None
              -------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders:        None
              ---------------------------------------------------

Item 5.       Other Information:                                          None
              -----------------

Item 6.       Exhibits and Reports on Form 8-K:

              (a)      Exhibits:                                          None

              (b) During the quarter ended June 30, 2006 no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                            MOBILE AREA NETWORKS INC.



Date   August 11, 2006
                                                /s/ GEORGE WIMBISH
                                                --------------------------------
                                                Director, Chairman and President