Form 10QSB
period 2006-09-30
MOBILE AREA NETWORKS INC
filed 2006-11-13
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2006


[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ________ to __________.


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

The registrant has not authorized non-voting common equity and as of September 30, 2006, 46,761,080 shares of the registrant's voting common stock were outstanding and held by non-affiliates. The Company's stock began trading on January 10, 2001 on the OTCBB under the symbol "MANW".

                           MOBILE AREA NETWORKS, INC.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART 1.        FINANCIAL INFORMATION

    Item 1.    Financial Statements

                Balance Sheets
                 September 30, 2006 (Unaudited)
                  and December 31, 2005                                     3

               Statements of Operations
                Three and Nine months ended
                 September 30, 2006 (Unaudited) and
                  September 30, 2005(Unaudited)                             4

               Statements of Cash Flows
                Nine months ended
                 September 30, 2006 (Unaudited) and
                  September 30, 2005 (Unaudited)                            5

               Notes to Financial Statements                                6

    Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations              7-9

PART II.       OTHER INFORMATION                                           10


                                                        (A Florida Corporation)
                                                              Sanford, Florida

                                                               Balance Sheets
                                                                   Assets

                                                                     December 31,    September 30,
                                                                         2005            2006
                                                                     ------------    ------------
                                                                                      (Unaudited)
Current assets:
    Cash                                                             $      6,621    $     31,730
    Accounts Receivable-Net of Allowance for Doubtful Accounts             19,009          35,877
    Inventory                                                              47,626          47,914
                                                                     ------------    ------------
                   Total current assets                                    73,256         115,521

Property and equipment, net of Accumulated Depreciation                   240,897         124,597

Other Assets:
    Security Deposits and Other Assets                                      7,091           7,092
                                                                     ------------    ------------
                   Total assets                                      $    321,244    $    247,210
                                                                     ============    ============

                     Liabilities and Stockholders' Deficit
                     -------------------------------------
Current liabilities:
    Notes and Capital Leases Payable-Due Within One Year             $    112,745    $    102,610
    Accounts Payable                                                      241,687         233,925
    Accrued Expenses                                                       59,284          62,988
                                                                     ------------    ------------
                   Total current liabilities                              413,716         399,523
Other Liabilities:
    Notes and Capital Leases Payable-Due After One Year                   114,256          75,386
    Accrued Salaries-Related Party                                        774,973         970,813
    Advances from Stockholders                                             31,147         125,871
                                                                     ------------    ------------
                                 Total Liabilities                      1,334,092       1,571,593
Stockholders' deficit:

    Common stock, no par value; authorized 50,000,000 shares;
    Issued and outstanding 45,877,747 and 46,761,080 shares             3,742,069       3,909,069
    Treasury Stock, 864,000 shares                                        (38,200)        (38,200)
    Accumulated Deficit                                                (4,716,717)     (5,195,252)
                                                                     ------------    ------------

                   Total stockholders' deficit                         (1,012,848)     (1,324,383)
                                                                     ------------    ------------

                   Total liabilities and stockholders' deficit       $    321,244    $    247,210
                                                                     ============    ============

   The accompanying notes are an integral part of these financial statements.


                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Operations
             Three and Nine months ended September 30, 2006 and 2005
                                   (Unaudited)

                                                      Three months    Three months     Nine months      Nine months
                                                         Ended           Ended           Ended           Ended
                                                      September 30,   September 30,   September 30,   September 30,
                                                          2006            2005            2006            2005
                                                      ------------    ------------    ------------    ------------
Sales-Net of Returns and Allowances                   $     72,382    $     65,169    $    177,464    $    209,265
Cost of Goods Sold                                          45,214          39,878         159,732         130,291
                                                      ------------    ------------    ------------    ------------
Gross Profit                                                27,168          25,291          17,732          78,974

Operating expenses
        Depreciation                                        38,900          40,255         116,700         121,599
        Bad Debt Expense                                        --              --              --          12,779
        Interest and Finance Charges                        18,652          20,266          34,015          46,444
        Outside Services                                        --           1,752             900           3,252
        Payroll and Payroll Taxes                           81,511          81,275         243,381         262,066
        Professional Services                               12,900           1,000          12,900          15,622
        Other Operating Expenses                            30,632          25,852          88,372         102,397
                                                      ------------------------------------------------------------

Total Operating Expenses                                   182,595         170,400         496,268         564,159
                                                      ------------    ------------    ------------    ------------
Loss Before Other Income and Provision for Taxes          (155,427)       (145,109)       (478,536)       (485,185)
Other Income
        Gain on Foregiveness of Debt                            --              --              --          49,165
        Insurance Recovery for hurricane damage                 --              --              --          70,432
                                                      ------------------------------------------------------------
Total Other Income                                              --              --              --         119,597
Provision for Taxes                                             --              --              --              --
Net Loss for the Period                               $   (155,427)   $   (145,109    $   (478,536)   $   (365,588)
                                                      ============    ============    ============    ============
Weighted Average Number of Common Shares
Outstanding-Basic and Diluted                           46,343,285      45,296,539      46,140,768      44,888,154

Net loss per share-Basic and Diluted                  $      (0.00)   $      (0.00)   $      (0.01)   $      (0.01)
                                                      ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.


                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Cash Flows
                  Nine months ended September 30, 2006 and 2005
                                   (Unaudited)
                                                                 Nine Months     Nine Months
                                                                   Ended           Ended
                                                                September 30,   September 30,
                                                                    2006            2005
                                                                ------------    ------------
Cash flows from operating activities
Net loss for the period                                         $   (478,536)   $   (365,588)
Adjustments to Reconcile Net Loss to Net Cash Flows from
Operating Activities:
     Depreciation                                                    116,700         121,599
     Bad Debt Expense                                                     --          12,779
Changes in Assets and Liabilities:
          Accounts Receivable                                        (16,868)         17,269
          Inventory                                                     (287)         (8,436)
          Accounts Payable                                            (7,761)        (45,651)
          Accrued Expenses                                           109,543           1,847
          Accrued Salaries-Related Party                              90,000         (12,274)
                                                                ------------    ------------
Net Cash Flows from Operating Activities                            (187,209)       (278,455)
Cash flows from Investing Activities
          Acquisitions of Property and Equipment                        (400)             --
Cash Flows from Financing Activities
          Advances from (Repayments to) stockholders                  94,724         (67,886)
          Proceeds from Issuance of Common Stock                     167,000         513,955
          Gain on Forgiveness of Debt                                     --              --
          Purchase of Treasury Stock                                      --         (38,200)
          Repayment of Notes and Capital Leases Payable              (49,006)       (118,853)
                                                                ------------    ------------

Net Cash Flows from Financing Activities                             212,718         289,016
                                                                ------------    ------------

Net Change in Cash and Cash Equivalents                               25,109          10,561

Cash and Cash Equivalents-Beginning of Period                          6,621          11,325
                                                                ------------    ------------

Cash and Cash Equivalents-End of Period                         $     31,730    $     21,886
                                                                ============    ============
  Cash paid for:
     Taxes                                                      $         --    $         --
                                                                ============    ============
     Interest                                                   $     34,015    $     46,444
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

Note B - Going Concern
         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $478,536 and $365,588 for the nine months ended September 30, 2006 and 2005, respectively. As a result, there is an accumulated deficit of $5,195,252 at September 30, 2006. The primary causes of the losses are attributable to the inability of the Company to produce parts quickly for lack of sufficient cash to stockpile materials.

         The Company's continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company plans to raise sufficient working capital through equity offerings and continues to restructure debt to lower its monthly payments and interest costs. The Company continues to fund operational deficits through the acquisition of debt and equity financing through private individuals. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note C-  Foregiveness of Debt
         During the three months ending June 30, 2005, the Company received a reduction of $49,165 in the outstanding loan balance from one of the Company's equipment lenders.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                         Liquidity and Capital Resources

Working Capital amounted to $(284,002) at September 30, 2006 compared to $(340,460) at December 31, 2005. Cash amounted to $31,730 at September 30, 2006 as compared to $6,621 at December 31, 2005. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the nine months ended September 30, 2006 and 2005 was $(187,209) and $(278,455), respectfully primarily as a result of the Company's net losses. For the nine months ended September 30, 2005 and 2004, cash was provided primarily by additional stock issuance and advances from stockholders. During the nine months ended September 30, 2006 and 2005, cash was used to fund operations.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

                              Results of Operations

Sales increased during the current period third quarter as compared with the year earlier period. For the three months ended September 30, 2006 sales were $72,382 and for the three months ended September 30, 2005, sales were $65,169. For the nine months ended September 30, 2006, sales were $177,464 and for the nine months ended September 30, 2005, sales were $209,265. The decreases for the nine month period relates to the Company's inability to stockpile materials for quick production of parts orders in combination with the competitive forces and lingering disruptions of the Company and some of its customers from the 2004 hurricane season.

Cost of Goods Sold increased during the three and nine month periods. For the three months ended September 30, 2006, Cost of Goods Sold were $45,214 and for the three months ended September 30, 2005, Cost of Goods Sold were $39,878. For the nine months ended September 30, 2006, Cost of Goods Sold were $159,732 and for the nine months ended September 30, 2005, Cost of Goods Sold were $130,291. The increases for the three and nine month periods relate to increases in materials costs due to increases in petroleum prices which significantly affect resin prices.

Total Operating Expenses increased to $182,595 for the three months ended September 30, 2006 from $170,400 for the three months ended September 30, 2005. For the nine months ending September 30, 2006, operating expenses decreased to $496,268 from $564,159 for the nine months ending September 30, 2005.

Depreciation expense decreased slightly from $121,599 for the year earlier nine month period to $116,700 for the current year nine month period.

Bad Debt Expense was unchanged at $-0- for both the three months ending September 30, 2006 and 2005. For the nine months ending September 30, 2006, Bad Debt Expense decreased to $-0- from $12,779 for the nine months ending September 30, 2005. The reserve for uncollected accounts is considered adequate based on the current aging.

Interest and Finance Charges decreased from $20,266 for the three months ended September 30, 2005 to $18,652 for the three months ended September 30, 2006. Interest and Finance Charges decreased from $46,444 for the nine months ended September 30, 2005 to $34,015 for the nine months ended September 30, 2006. The decreases for both the three and nine month period relate to lower amounts of outstanding debt during the current year.

Outside Services expense decreased to $-0- for the three months ended September 30, 2006 from $1,752 for the three months ending September 30, 2005. For the nine months ended September 30, 2005, Outside Services expense decreased from $3,252 to $900 for the nine months ended September 30, 2006. The decreases relate to a reduction in need for contracted labor expenses.

Payroll and Payroll Taxes expense increased slightly from $81,275 for the three months ended September 30, 2005 to $81,511 for the three months ended September 30, 2006. For the nine months ended September 30, 2005, Payroll and Payroll Taxes expense decreased from $262,066 to $243,381 for the nine months ended September 30, 2006. The decreases reflect a reduction in staffing necessitated by the reduced volume of business.

Professional Services expense increased from $1,000 for the three months ended September 30, 2005 to $12,900 for the three months ended September 30, 2006. For the nine months ended September 30, 2005, Professional Services expense decreased from $15,622 to $12,900 for the nine months ended September 30, 2006. The increase for the three month period relates to legal expenses paid to settle claims against the Company and the accrued 2005 audit expense. The decrease for the nine month period relates to a reduced level of legal services related to collection matters.

Other Operating Expenses increased from $25,852 for the three months ended September 30, 2005 to $30,632 for the three months ended September 30, 2006. Other Operating Expenses decreased from $102,397 for the nine months ended September 30, 2005 to $88,371 for the nine months ended September 30, 2006. The increase for the three month periods relate principally to additional spending for office expenses, utilities, telephone and local property taxes on tangible equipment. The decrease for the nine month period relates primarily to reduced spending on office expenses, repairs and travel.

Other Income for the nine months ending September 30, 2005 included $70,432 for insurance claims related to hurricane damages and $49,165 related to abatement of debt. The abatement of debt relates to the reduction of the principal amount allowed by one of the Company's equipment lenders. There was not any Other Income in 2006.

The Net Loss for the Period was $(155,427) for the three months ended September 30, 2006, an increase from the $(145,109) Net Loss reported for the three months ended September 30, 2005. The Net Loss for the Period was $(478,536) for the nine months ended September 30, 2006, an increase from the $(365,588) Net Loss reported for the nine months ended September 30, 2005.

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


                             Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on September 30, 2006. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2006.

Subsequent to September 30, 2006, through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2006, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

         None

Item 5.  Other Information:
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

                  31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) During the quarter ended September 30, 2006 no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                            MOBILE AREA NETWORKS INC.



Date  November 9, 2006
                                       /s/ GEORGE WIMBISH
                                       -----------------------------------------
                                       George Wimbish
                                       Director, Chairman and President