Form 10KSB
period 2006-12-31
MOBILE AREA NETWORKS INC
filed 2007-03-29
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934
     For the fiscal year ended December 31, 2006
                               -----------------

                                       or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number:   333-18439
                         -----------


                           MOBILE AREA NETWORKS, INC.
                 (Name of small business issuer in its charter)



                Florida                                   59-3482752
    -------------------------------                   -------------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)


2772 Depot Street, Sanford, Florida                         32773
----------------------------------------                  ----------
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

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).[ ] Yes [X] No.

State issuer's revenues for its most recent fiscal year.   $342,012

The registrant has not authorized non-voting common equity and as of December 31, 2006, 46,761,080 shares of the registrant's voting common stock were outstanding and held by non-affiliates. The Company's stock began trading on January 10, 2001 on the OTCBB under the symbol "MANW".

Shares of Common Stock, no par value outstanding at December 31, 2006:
46,761,080

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

Mobile Area Networks, Inc. (the "Company") started operations in Heathrow, Florida in 1996 and in early 1997 the company successfully developed, deployed, and documented 1.5 Mb (T-1 speed) wireless data service into hotels for users of laptop computers and stationary internet kiosks, beginning in Waltham (Boston), MA. From its wireless LANs (local area networks) at hotels, office buildings, convention centers, or other locations, the Company routed data traffic through broadband high speed data lines or wireless broadband data links which terminated at the Company's operations center in Heathrow, Florida. The Company's management retains the technical expertise for providing this service and welcomes requests to deploy certain locations. However, less secure and less expensive services with free offerings remain to be the dominant business model.

Though technically successful, this service did not generate sufficient revenue to sustain operations and the Company's management pursued other means of generating revenue to sustain the operating Company.

Therefore the Company decided to enter a core industry to preserve some value for its shareholders, and on August 12, 2002 entered into an agreement to acquire all of the operating assets of Vintage Industries, Inc. ("Vintage") in a stock for assets purchase. The assets consisted of the remnants of an ongoing plastics molding business with computerized plastics mold engineering and manufacturing equipment, including computer aided machinery, patents pending, trade secrets for a process to produce plastic injection molds, numerous molds, injection molding presses, office and support equipment, and the then existing customer base of Vintage.

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

Simultaneous to the acquisition of the Vintage assets the Company acquired the complete plastic molding department machinery of Recoton Corporation (at that time a NASDAQ company) in a distress sale which allowed to Company to pay a small amount of cash, plus the agreement to furnish Recoton its parts requirements which it had been making in house. The effect of this transaction was to dramatically increase production capacity for the Company's plastics operations. However the long term effect was detrimental to the cash position of the Company as shortly thereafter Recoton's business ceased operating. At the time of Recoton's demise the Company had consolidated operations from four smaller facilities into one much larger manufacturing facility beginning in December 2002. The Company began the year 2003 as essentially a start up year. In the years when the demand for these plastic services was great Vintage did not have the capacity to increase production, and after the consolidation the demand and profitability for these services was eroded by foreign competition.

The former Vintage Industries, Inc. was formed in 1991 and through the years became a leader in its core business of custom injection molding of plastics and rubber parts. Vintage developed extensive capabilities to provide consulting, engineering, mold design, mold manufacturing, and follow on production. The business and customer base changed substantially after the Vintage asset acquisition by Mobile Area Networks, Inc. Previously Vintage derived the majority of its revenues from one industry segment for the production of rifle stocks and other parts for the sporting firearms industry. Customers included most of the well known firearms makers in the business such as; Austin Halleck, Charter Arms, Colt, Henry Repeating Arms, North American Arms, Marlin Firearms, Mossberg, Savage Arms, and Winchester. For several years the sporting arms industry suffered economically but at the year ending 2006 the industry appeared to be improving and some of these companies remain customers of the Company.

THE FUTURE OF PLASTICS AND THE COMPANY: During the year ended 2006 the Company generated its plastics services revenues from a diverse mix of: residential and commercial construction product parts, military and simulation training parts, non-invasive orthopedic device parts, consumer product parts, automotive accessories, sporting rifle parts, archery bow parts, snow ski equipment parts, novelty toys, and air conditioner parts. The Company's management is also working to develop proprietary items to market in addition to the custom molding, in order to better control production scheduling and costs.

THE FUTURE OF PLASTIC MOLD MAKING: During the year 2006 the Company obtained new business because of its ability to develop molds from the customer's ideas, as well as its ability to modify and maintain molds for its customers. Many plastic molders must outsource mold maintenance whenever repairs are needed which causes dramatic delays in production time. The Company also offers plastic product prototyping and mold designs to speed the process from "Idea To Product".

Mobile Area Networks, Inc. (the "Company") started operations in Heathrow, Florida in 1996 and in early 1997 the company successfully developed, deployed, and documented 1.5 Mb (T-1 speed) wireless data service into hotels for users of laptop computers and stationary internet kiosks, beginning in Waltham (Boston), MA. From its wireless LANs (local area networks) at hotels, office buildings, convention centers, or other locations.

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

The Company has approximately nine full time employees including its President. In addition there are consultants available to the Company on an as-needed basis. The Company also has marketing arrangements with outside individuals on a commission only basis.

Item 2.Description of Property.

The Company leases its office and manufacturing facility at 2772 Depot Street in Sanford, Florida. That lease, which originally was a sub-lease, was executed on November 11, 2002 covering 20,680 square feet for a five year term with annual lease payments approximating $85,000 plus pro-rated real estate taxes approximating $9,500 per year. On July 31, 2003 the Company negotiated a new master lease covering the entire 25,000 square feet for a term of three years and ten months commencing on August 1, 2003, and continuing through May 31, 2007. The lease provides two options to renew the term for two years each. During 2006, the Company exchanged all of its Treasury Stock with its landlord for approximately eight months of rent. The difference between the fair market value of the stock at the effective date of the exchange and the cost of the Treasury Stock has been credited to Paid-In Capital. As of December 31, 2006 all office equipment and furnishings were owned outright and without leases.

The Company owns the registered trademark "mobiLAN(R)", and claims copyright ownership of other creative and derivative works. On April 28, 1998 Mobile Area Networks, Inc. was granted U.S. Patent #5,745,884 which covers "System And Method For Billing Data Grade Network Use On A Per Connection Basis." There can be no guarantee of any tangible value for this or any other patent, which was accounted for as a fully-amortized intangible asset on the balance sheet of the Company.

Item 3. Legal Proceedings.

On October 3, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by David Byron, a former shareholder of Vintage Industries, Inc., for non-delivery of 288,000 shares of restricted common stock of Mobile Area Networks, Inc., per the general mutual release and separation agreement between (Vintage Industries, Inc. and Mr. Byron). Mr. Byron is seeking immediate delivery of the 288,000 shares of Restricted Common Stock of Mobile Area Networks, Inc. and damages in the amount of the value of the stock. The Company is withholding the delivery of the shares as agreed to in its acquisition Agreement pending the return of various Vintage Industries owned assets which remain allegedly held by Mr. Byron, and which were pledged to GE Capital as part of its loan security with Vintage. The Company intends to vigorously defend its position as the Company never has entered into such agreement with Mr. Byron, and does not believe the range of loss, if any, can be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements. There has never been any agreement made between Mobile Area Networks Inc. and Mr. Byron relating to stock shares or any other matter whatsoever.

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

On January 10, 2001, the Company's stock began public trading on the OTCBB system under the symbol "MANW".

The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2006.

                                                   High           Low
                                                   ----           ---
              First Quarter                        .20            .13
              Second Quarter                       .25            .15
              Third Quarter                        .21            .08
              Fourth Quarter                       .17            .10

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

A majority of the Company's total outstanding shares, 46,761,080 are restricted for sale under SEC Rule 144. Total authorized shares are 50 million. Most of the outstanding shares are owned by Company founders or insiders as reported in the Prospectus of the Company dated February 16, 1999 and in subsequent periodic reports including this Annual Report, such insider owned shares being further restricted as to resale. The Company has no obligation or requirement to register any of the restricted shares for public sales. However, shares held for the required time period under Rule 144 could under certain conditions be sold by the owners of those shares who are not considered to be insiders or owners of control shares when sold through broker transactions and with the proper Form 144 documentation and filing.

As of December 31, 2006 the Company had 417 registered shareholders of record.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and related notes which are contained herein in the following pages under Item 7.

Revenues increased from $256,370 in 2005 to $342,012 in 2006, an increase of 33%. During 2006, a positive economic environment enabled the Company to experience an increase in orders.

Cost of Goods Sold increased commensurate with the increase in revenues from $179,591 in 2005 to $211,024 in 2006.

Total Operating Expenses decreased from $703,077 in 2005 to $681,926 in 2006, a decrease of 3%.

Bad Debts expense increased from $(2,220) in 2005 to $-0- in 2006. The Allowance for Doubtful Accounts was unchanged at $35,000 as of December 31, 2006 and 2005, respectively.

Depreciation expense decreased from $161,020 in 2005 to $155,295 in 2006, a decrease of 4%. The decrease reflects certain assets that became fully depreciated during the year.

Interest expense decreased from $60,212 in 2005 to $52,041 in 2006, a decrease of 14%. The decrease reflects the overall reduction in long-term debt owed to non-related parties.

Payroll and payroll taxes decreased slightly from $339,877 in 2005 to $335,031 in 2006. The decrease is attributable to reductions of administrative staff.

Professional Services decreased from $15,622 in 2005 to $13,900 in 2006, a decrease of 11%. The decrease relates to legal expenses which were less in 2006.

Other Operating Expenses, which includes such expenses as telephone, utilities, postage, office supplies, and local taxes, decreased from $128,566 in 2005 to $125,658 in 2006, a decrease of 2%. The decrease relates to spending in advertising, marketing, and travel expenses. During 2006, the Company exchanged all of the Treasury Stock with its landlord for approximately eight months of rent. The difference between the fair market value of the shares of stock at the effective date of the exchange and the cost of the Treasury Stock has been credited to Paid-In Capital.

The Company realized a Gain on Forgiveness of Debt of $49,165 during 2005 resulting from the successful negotiation of outstanding long-term debt to amounts less than what was originally required. Also, the Company recovered $70,432 from its insurance carrier for loss of business following the 2004 hurricanes.

The Net Loss increased from $506,701 in 2005 to $550,938 in 2006. The increased loss is attributable to the absence of Other Income in 2006. The Net Loss Per Share was $.01 in 2006 and $.01 in 2005.

The Company's operating loss carryforwards are approximately five million-three hundred thousand dollars ($5,300,000) which are recoverable as income tax savings through the year 2026.

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

The Company's stock Registrar is Atlas Stock Transfer Corporation which handles all its outside Stock share Registrations and Transfers.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida


TABLE OF CONTENTS
--------------------------------------------------------------------------------

Independent Auditors' Report                                            F-2

Balance Sheets at December 31, 2006 and 2005                            F-3

Statements of Changes in Stockholders' Deficit for the Years
  Ended December 31, 2006 and 2005                                      F-4

Statements of Operations for the Years Ended December 31,
  2006 and 2005                                                         F-5

Statements of Cash Flows for the Years Ended December 31,
  2006 and 2005                                                      F-6 - F-7

Notes to Financial Statements                                        F-8 - F-20

                                                  Randall N. Drake, C.P.A., P.A.

                                                              1981 Promenade Way
                                                       Clearwater, Florida 33760
                                                           Phone: (727) 536-4863


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Mobile Area Networks, Inc.


We have audited the accompanying balance sheet of Mobile Area Neworks, Inc. as of December 31, 2006 and the related statements of operations, stockholders' deficit, and cash flows for the period ended December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2005 financial statements were audited by another auditor whose report dated March 10, 2006, included an explanatory paragraph describing conditions that raised substantial doubt about the company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Area Networks, Inc. as of December 31, 2006 and the results of its operations, changes in its stockholder's deficit and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note K to the financial statements, the Company has suffered recurring losses from operations and has no commitments for funding future operations raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

March 27, 2007


MOBILE AREA NETWORKS, INC.
 (A FLORIDA CORPORATION)
Sanford, Florida


BALANCE SHEETS
====================================================================================================================

December 31,                                                                                     2006           2005
--------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                                                                $     88,604   $      6,621
Accounts Receivable - Net of Allowance for Doubtful Accounts                                   29,757         19,009
Inventory                                                                                      54,862         47,626
--------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                          173,223         73,256

Property and Equipment - Net of Accumulated Depreciation                                       85,602        240,897

Other Assets
Security Deposits                                                                               7,091          7,091
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                             $    265,916   $    321,244
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Notes and Capital Leases Payable - Due Within One Year                                   $     96,290   $    112,745
Accounts Payable                                                                              232,295        241,687
Accrued Expenses                                                                               75,033         59,284
--------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                     403,618        413,716

Other Liabilities
Notes and Capital Leases Payable - Due After One Year                                          40,200        114,256
Accrued Salaries - Related Party                                                              894,973        774,973
Advances from Stockholders                                                                    228,871         31,147
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                           1,567,662      1,334,092
--------------------------------------------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock:  No Par; 50,000,000 Shares Authorized,
                       46,761,080 and 45,877,747 Shares Issued
                       And Outstanding, respectively                                        3,909,069      3,782,069
Paid-In Capital                                                                                56,840
Treasury Stock                                                                                     --        (38,200)
Accumulated Deficit                                                                        (5,267,655)    (4,716,717)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                                (1,301,746)     1,012,848)
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                              $    265,916   $    321,244
====================================================================================================================

The accompanying notes are an integral part of these financial statements.


Mobile Area Networks, Inc. (A Florida
Corporation)
Sanford, Florida


STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
=================================================================================================================================

                                                Number       Common         Paid-In        Treasury   Accumulated   Stockholders'
                                              Of Shares       Stock         Capital          Stock      Deficit        Deficit
---------------------------------------------------------------------------------------------------------------------------------
Balances - December 31, 2004                   42,915,470   $ 3,156,814                                $(4,210,016)   $(1,053,202)

Issuance of Common Stock for Cash               2,802,277       559,255                                         --        559,255

Issuance of Common Stock for Notes                160,000        26,000                                                    26,000

Purchase of Shares for
Treasury                                                                                     (38,200)                     (38,200)

Net Loss                                               --            --                                   (506,701)      (506,701)

                                           --------------------------------------------------------------------------------------
Balances - December 31, 2005                   45,877,747   $ 3,742,069                      (38,200)  $(4,716,717)   $(1,012,848)

Issuance of Common Stock for Cash                 883,333       167,000                                         --        167,000

Purchase of Shares for Treasury                                                56,840         38,200                       95,040

Net Loss                                               --            --                                   (550,938)      (550,938)
---------------------------------------------------------------------------------------------------------------------------------

Balances - December 31, 2006                   46,761,080   $ 3,909,069   $    56,840             --   $(5,267,655)   $(1,301,746)
=================================================================================================================================

The accompanying notes are an integral parts of these financial statements.


MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENTS OF OPERATIONS
====================================================================================================================

Years Ended December 31,                                                                        2006            2005
--------------------------------------------------------------------------------------------------------------------
Revenues - Net of Returns and Allowances                                                $    342,012    $    256,370

Cost of Goods Sold                                                                           211,024         179,591
--------------------------------------------------------------------------------------------------------------------

Gross Profit                                                                                 130,988          76,779
--------------------------------------------------------------------------------------------------------------------

Operating Expenses
Bad Debts                                                                                         --          (2,220)
Depreciation                                                                                 155,295         161,020
Interest                                                                                      52,041          60,212
Payroll and Payroll Taxes                                                                    335,031         339,877
Professional Services                                                                         13,900          15,622
Other Operating Expenses                                                                     125,658         128,566
--------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                     681,926         703,077
--------------------------------------------------------------------------------------------------------------------

Loss Before Other Income and (Expenses)                                                     (550,938)       (626,298)

Other Income and (Expenses)
Gain on Forgiveness of Debt                                                                       --          49,165
Insurance Recovery                                                                                --         70,4325
--------------------------------------------------------------------------------------------------------------------

Loss Before Provision for Taxes                                                             (550,938)       (506,701)

Provision for Taxes                                                                               --              --
--------------------------------------------------------------------------------------------------------------------

Net Loss                                                                                $   (550,938)   $   (506,071)
====================================================================================================================

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                                                         46,343,806      45,003,518

Net Loss per Share - Basic and Diluted                                                  $      (0.01)   $      (0.01)
====================================================================================================================

The accompanying notes are an integral part of these financial statements.


MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida


STATEMENT OF CASH FLOWS
====================================================================================================================

Years Ended December 31,                                                                        2006            2005
--------------------------------------------------------------------------------------------------------------------
Cash Flows Used By Operating Activities

Net Loss                                                                                $   (550,938)   $   (506,071)

Adjustments to Reconcile Net Loss to
  Net Cash Flows Used By Operating Activities:
Bad Debts                                                                                         --          (2,220)
Depreciation                                                                                 155,295         161,020
Interest on Advances from Stockholders                                                            --           2,201
Changes in Assets and Liabilities:
Accounts Receivable                                                                          (10,749)         36,479
Inventory                                                                                     (7,235)        (22,045)
Other Assets                                                                                      --          (2,777)
Accounts Payable                                                                              (9,393)        (35,012)
Accrued Expenses                                                                              15,749           2,415
Accrued Salaries - Related Party                                                             120,000          14,973
--------------------------------------------------------------------------------------------------------------------

Net Cash Flows Used By Operating Activities                                                 (287,271)       (351,667)
--------------------------------------------------------------------------------------------------------------------

Cash Flows Used By Investing Activities

Acquisition of Property and Equipment                                                             --              --
--------------------------------------------------------------------------------------------------------------------

Cash Flows Provided By Financing Activities
Advances from Stockholders                                                                   197,725         (95,260)
Paid-In Capital                                                                               56,840
Proceeds from Issuance of Common Stock                                                       167,000         625,255
Sale (Purchase) of Treasury Stock                                                             38,200         (38,200)
Repayment of Notes and Capital Leases Payable                                                (90,510)       (144,832)
--------------------------------------------------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities                                              369,255         346,963
--------------------------------------------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                                                       81,984          (4,704)

Cash and Cash Equivalents - Beginning of Year                                                  6,621          11,325
--------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Year                                                 $     88,605    $      6,621
====================================================================================================================

The accompanying notes are an integral part of these financial statements.


MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida


STATEMENTS OF CASH FLOWS - continued
====================================================================================================================
Years Ended December 31,                                                                        2006            2005
--------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures
=====================================================================================================================
Interest Paid                                                                           $     52,041    $     60,212
Income Taxes Paid                                                                                 --              --
=====================================================================================================================

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note A - Nature of Operations

         Mobile Area Networks, Inc. (the "Company") was incorporated on May 23, 1996 in the State of Texas, and subsequently transferred all of its assets to a Florida Corporation of the same name, which was formed for the purpose of providing all aspects of wireless data communication including LAN-speed data connectivity to remote home-office network services and to the Internet from frequently traveled routes and places such as hotels and airports.

         Operations of the Company up to the date of acquiring the assets of Vintage Industries, Inc. ("Plastics Services"), was devoted primarily to product development and marketing, raising capital, administrative activities and deployment of communications network infrastructure and service demonstration systems for both the MobiLAN(R) and Learningport.com(TM) services. Since the date of the Vintage acquisition agreement, the operations of the Company have been devoted primarily to assimilating the assets and operations of these Plastics Services into the Company. The primary business function of the Plastics Services assets is the design, engineering, production of intricate plastic molds, and the production of plastic and rubber parts.

         Resources of the Company up to the date of the acquisition of these Plastics Services facilities, were devoted to marketing its concept of CAI (computer assisted instruction), also known as E-Learning Solutions through its internet domain portal named Learningport.com(TM). Since the date of the assets acquisition agreement, the resources of the Company have been devoted to assimilating consolidating the assets and operations of Plastics Services into the Company. Both MobiLAN(R) and Learningport.com(TM) no longer continue as separate divisions of the Company.

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

         Allowance for Doubtful Accounts and Bad Debts
         The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $35,000 as of December 31, 2006 and December 31, 2005.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note B - Summary of Significant Accounting Policies - continued

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

         Advances from Stockholders
         Advances from stockholders consists of advances due on demand for working capital purposes. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the Company has imputed interest at the prime rate plus 1%. Imputed interest expense for the years ended December 31, 2006 and 2005 was $-0- and $2,201, respectively.

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

         Concentrations of Credit Risk
         Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, which may at times exceed federally insured limits, and trade accounts receivable. The Company had no cash balances that exceeded insured limits at December 31, 2006 or 2005. Cash is placed primarily in high quality short-term interest bearing financial instruments.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note B - Summary of Significant Accounting Policies - continued

         Concentrations of Credit Risk - continued

         The Company had two significant customers representing twenty-one (21%) and eighteen (18%) of total 2006 sales. In 2005, one significant customer represented approximately thirty (30%) of total sales for the year. Also, the two significant customers comprised approximately thirty (30%) of the accounts receivable balance at December 31, 2006. The one significant customer comprised approximately forty two (42%) of the accounts receivable balance at December 31, 2005, respectively. The Company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business and maintains an allowance for anticipated credit losses.

         Fair Value of Financial Instruments
         The fair value of cash and cash equivalents, accounts receivables, inventory, security deposits, accounts payable, and accrued expenses approximated book value at December 31, 2006 and 2005, because of the immediate or short-term maturity of these financial instruments.

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

         During the year ended December 31, 2005, two stockholders were issued stock in satisfaction of repayment of their advances to the Company.

         Net Loss Per Common Share
         Net loss per common share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic Earnings Per Share is calculated by dividing loss available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended December 31, 2006 and 2005.

         Reclassifications
         Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note B - Summary of Significant Accounting Policies - continued

         Income Taxes
         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred tax assets and liability balances. The Company had no material deferred tax assets or liabilities at December 31, 2006 and 2005.

         Provision for Income Taxes
         Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately five million-three hundred thousand dollars ($5.3 million) in net operating losses as of December 31, 2006, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

Note C - Accounts Receivable

         Accounts receivable consisted of the following:

         ============================================================================================================
         December 31,                                                                            2006            2005
         ------------------------------------------------------------------------------------------------------------
         Trade                                                                           $     64,757    $     54,009
         Reproductions                                                                             --              --
         ------------------------------------------------------------------------------------------------------------
                                                                                         $     64,757    $     54,009
         Less:  Allowance for Doubtful Accounts                                                35,000          35,000
         ------------------------------------------------------------------------------------------------------------

         Net Accounts Receivable                                                         $     29,757    $     19,009
         ============================================================================================================

Note D - Inventory

         Inventory consisted of the following:

         ============================================================================================================
         December 31,                                                                            2006            2005
         ------------------------------------------------------------------------------------------------------------
         Raw Materials                                                                   $     33,830    $     47,627
         Work-in-Process                                                                       21,032              --
         Finished Goods                                                                            --              --
         ------------------------------------------------------------------------------------------------------------

         Total Inventory                                                                 $     54,862    $     47,627
         ============================================================================================================


MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note E - Property and Equipment

         Property and equipment consisted of the following:

         ============================================================================================================
         December 31,                                                                            2006            2005
         ------------------------------------------------------------------------------------------------------------
         Manufacturing Equipment                                                         $    656,955    $    656,955
         Computer Equipment and Software                                                       66,912          66,912
         Office Furniture and Equipment                                                        42,725          42,725
         Leasehold Improvements                                                                42,921          72,477
         Equipment Held Under Capital Leases                                                  115,507         115,507
         ------------------------------------------------------------------------------------------------------------
                                                                                         $    925,020    $    925,020
         Less:  Accumulated Depreciation                                                      839,418         684,123
         ------------------------------------------------------------------------------------------------------------

         Net Property and Equipment                                                      $     85,602    $    240,897
         ============================================================================================================

         Depreciation expense for the years ended December 31, 2006 and 2005 was $155,295 and $161,020, respectively.

Note F - Notes and Capital Leases Payable

         Notes and capital leases payable consisted of the following:

         ============================================================================================================
         December 31,                                                                            2006            2005
         ------------------------------------------------------------------------------------------------------------
         Notes Payable

         Business Loan Center, Inc.

           Note payable due December, 2007, payable in monthly installments of
           $4,209, including principal and interest at prime plus 2 3/4% (10.50% at
           December 31, 2006). The loan is secured by all assets of Vintage
           Industries, Inc., with personal guarantees by four shareholders of
           Vintage Industries, Inc. and their spouses, with their residences pledged as additional security, assignment of life insurance in the amount of
           $350,000 on each of the Vintage Industries, Inc. stockholders, and a
           guarantee by the Small Business Association.                                  $     12,830    $     31,145

           GE Capital Small Business Finance Corporation
           Note payable due June, 2008, payable in monthly installments of $6,250, including principal and interest at prime plus 2 1/4% (10.50% at December
           31, 2006). The loan is secured by certain equipment of Vintage
           Industries, Inc. in excess of $350,000 with personal guarantees by four shareholders of Vintage Industries, Inc. with their residences pledged as
           additional security, and a guarantee by the Small Business Association.            123,661         195,856

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note F -   Notes and Capital Leases Payable - continued

         ============================================================================================================
         December 31,                                                                            2006            2005
         ------------------------------------------------------------------------------------------------------------
         Total Notes and Capital Leases Payable                                          $    136,491    $    227,001

         Less:  Amount Due Within One Year                                                     96,290         112,745
         ------------------------------------------------------------------------------------------------------------

         Amount Due After One Year                                                       $     40,201    $    114,256
         ============================================================================================================


         Annual maturities of notes and capital leases payable for the five years succeeding December 31, 2006 are as follows:


                 2007            2008            2009             2010             2011      Thereafter           Total
         --------------------------------------------------------------------------------------------------------------
         $     96,290    $     40,201    $         --    $         --                --    $         --    $    136,491
         ==============================================================================================================

         Interest expense on the notes and capital leases payable for the years ended December 31, 2006 and 2005 was $52,041 and $60,212, respectively

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note G - Leases

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

         Future minimum lease payments for the five years succeeding December 31, 2005 is as follows:

                  2007           2008            2009            2010            2011          Total
         --------------------------------------------------------------------------------------------
         $    137,139    $    142,625    $    148,330    $    154,263    $    160,434    $    742,791
         ============================================================================================

         During 2006, the Company exchanged all of its Treasury Stock with its landlord for approximately eight months of rent. The difference between the fair market value of the shares of stock at the effective date of the exchange and the cost of the Treasury Stock has been credited to Paid-In Capital.

Note H - Acquisitions

         Vintage Industries, Inc.
         On August 12, 2002, Mobile Area Networks, Inc. ("the Company") entered into an asset purchase agreement to acquire all of the operating assets of Vintage Industries, Inc. ("Vintage") in a stock for assets purchase. A portion of the results of Vintage's operations have been included in the Company's financial statements since that date. The assets acquired consisted of remnants of an on going business with computerized plastics molds engineering and manufacturing equipment including a complete mold building machine shop, patents pending for a process that rapidly produces plastic injection molds, numerous plastics injection molds, molding presses, all office and support equipment, and the then existing customer base of the company.

         The Company pledged 1,440,000 shares of Restricted Common Stock, with a fair market value of approximately $274,000 according to the trading price of public shares on the day of the agreement, to be disbursed among the then shareholders of and by Vintage Industries, Inc. Vintage was to be dissolved in a timely manner, and future operations were to continue as a business segment of the Company. The Company also agreed to assume responsibility for Certain Current and long-term liabilities of Vintage. After the issuance of the shares used in this transaction, the effect would be that the former shareholders of Vintage would then own jointly approximately four percent (4%) of the then outstanding shares of the Company. The agreement also included a Non-Competition Agreement from the former shareholders of Vintage for three years as well as a stock share "leak-out" restriction clause.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note I - Litigation

         On October 3, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by David Byron, a former shareholder of Vintage Industries, Inc., for non-delivery of 288,000 shares of restricted common stock of Mobile Area Networks, Inc., per the general mutual release and separation agreement between (Vintage Industries, Inc. and Mr. Byron). Mr. Byron is seeking immediate delivery of the 288,000 shares of Restricted Common Stock of Mobile Area Networks, Inc. and damages in the amount of the value of the stock. The Company is withholding the delivery of the shares as agreed to in its asset acquisition Agreement pending the return of various Vintage Industries owned assets which remain allegedly held by Mr. Byron, and which were pledged to GE Capital as part of its loan security with Vintage. The Company intends to vigorously defend its position as the Company never has entered into such agreement with Mr. Byron, and does not believe the range of loss, if any, can be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements. There has never been any agreement made between Mobile Area Networks Inc. and Mr. Byron relating to stock shares or any other matter whatsoever.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         The Company has reported net losses of $550,938 and $506,701 for the years ended December 31, 2006 and 2005, respectively. As a result, there is an accumulated deficit of $5,267,655 at December 31, 2006. The primary causes of the losses are attributable to the write-off of uncollectible receivables and increased operating costs, due to the acquisition of the Plastics Services operations in 2002, and general operating costs associated with start-up activities, while generating minimal revenue.

         The Company's continued existence is dependent upon its ability to raise capital and or achieving profitable operations. The Company continues to attempt to raise sufficient working capital through equity offerings, and to restructure debt to lower its monthly debt service payments. The Company continues to fund operational deficits through equity and debt financing through private individuals. The Company is currently pursuing other capital sources. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


Item 8. Changes In, and Disagreements With Accountants on Accounting and Financial Disclosure.

On February 1, 2007 a Form 8-K and subsequent 8-K/A was filed by the Company announcing a change in its auditors for the accounting year 2006. The previous auditor was dismissed and replaced as a cost savings measure, and there was no disagreement as to accounting standards or procedures with the previous auditor.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Directors and Executive Officers:
    --------------------------------

During the year 2006 the following individuals comprised the Board of Directors and management team. Consistent with Florida corporate law and the Company's By-Laws, the Company's Board of Directors may by unanimous vote increase the number of Board members form time to time and or to elect members to fill vacancies if any.

George E. Wimbish, age 63, is a founder of the Company, and has been a Director of the predecessor (Texas) Company since November 3, 1996, and Chairman, President and CEO since March 28, 1997. His term of office is yearly until a successor is chosen. His business experience for the past 5 years includes serving as the Company's Chief Executive Officer. Mr. Wimbish does not serve as a Director in any other publicly reporting company. He resides in Heathrow, Florida.

Jerome L. Nettuno, age 44, is the CEO of Edgeinova International Inc., a private software development company. He has extensive experience consulting in such matters as financial planning. Mr. Nettuno has been a valued resource to the Company since its inception. He does not serve as a director of any other public company. He resides in Bozeman, Montana.

Noah V. Savant, age 63, attended McNeese State University in Lake Charles, LA. He is the Vice President of Communications Workers of America in Atlanta, GA. He has been the Chief negotiator for all Bell South Agreements and is very active in legislative and political issues. He has served as budget director for C.W.A. district 3. He does not serve as a director of any other public company. He resides in Covington, GA.

Jerald R. Hoeft, CPA, age 64, was appointed Chief Financial Officer in January, 2001. Mr. Hoeft has been a practicing CPA in the Orlando area since the end of 1998. Prior to 1999, he was in the financial services industry for over twenty-five years where he served as a chief financial officer and director for several leading public and privately-held companies. Mr. Hoeft does not serve as a Director in any other reporting company. He resides in Heathrow, Florida.

Judy D. Wimbish: Corporate Secretary and Executive Assistant to the CEO. Mrs. Wimbish is the wife of the CEO and has served full time with only token compensation since the beginning of 1998 until the present. She has assisted with structuring the office and has been a valued member of the management team. She has served as a communicator to the investment community.


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

Angel Martinez: Computer Analyst with vast knowledge and experience in software applications including database and Electronic Commerce systems. He teaches college level software classes. Mr. Martinez was an early private investor in the Company and has served as a volunteer technical resource since 1998. He became a full-time employee in January, 2000, and in the third quarter of 2001 chose to revert to part-time consultant status and remains available as needed.

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

The Company's current policy is that Directors serve without compensation. However, in the future it may be in the Company's best interests to compensate Directors in a manner that will attract the most qualified people to serve on the Company's Board. Through December 31, 2006 the Directors of the Company have served without compensation other than the allowance to acquire Restricted founders stock at a preferred price. The Company's management may determine when it is in the best interest of the Company to compensate Officers and Directors. For the years 1998 through 2006, Mr. Wimbish's annual salary was approved to be $120,000, a portion of which has not been collected by him and remains in accrued expenses on the 2006 and 2005 balance sheets.

Item 11. Security Ownership of Certain Beneficial Owners and Management.


The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2006 with respect to each director and officer and any person who is known to the Company to be the beneficial owner of five percent (5%) or more of the Company's outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares held by all directors and officers, individually and as a group.

------------------------------------------------------------------------------------------------------------
(1)                                                   (2)                    (3)               (4)
------------------------------------------------------------------------------------------------------------
Name And Address                                  Shares Owned.            Percent         Percent After
Of Owner.                                                              Before Offering        Sales of
                                                                         Total Sold.      Maximum Offering.
George E. Wimbish*                                 25,500,000(a)            54.53%              51.44%
Director, Chairman, President, & CEO
2772 Depot Street
Sanford, FL 32773

Judy D. Wimbish*-Secretary, Jointly owns all shares with George Wimbish, CEO

Dr. Robert M. Good                                  2,150,000(a)(c)          4.60%               4.34%
1282 Regency Place
Heathrow, FL                                                                                    32746

Jerald R. Hoeft                                       270,000(d)              .58%                .54%
Chief Financial Officer-Treasurer
Company Address

Jerome L. Nettuno                                     978,000(d)             2.09%               1.97%
Director
Company Address

Noah V. Savant                                         15,000                0.03%               0.03%
Director
Company Address

============================================================================================================
Subtotal                                           28,913,000               61.83%              58.33%

Other Private Shareholders                         15,656,780(b)            33.48%(c)           31.59%(c)

Publicly traded shares                              2,191,300                4.69%               4.42%

New Shareholders                                    2,808,700                  --                5.67%
From Offering If All Sold

============================================================================================================
Total                                              49,569,780(e)            100.0%              100.0%

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

None.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits


         Exhibit 31        CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT

         Exhibit 32        CERTIFICATION

(b)      Reports on Form 8-K

         The Company filed an 8-K/A as amended on February 1, 2007.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MOBILE AREA NETWORKS, INC.

                                       By: /s/ GEORGE WIMBISH
                                           -------------------------------------
                                           George Wimbish
                                           President & CEO

March 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

--------------------------------------------------------------------------------
Signature                                Title                      Date
--------------------------------------------------------------------------------

/s/ GEORGE WIMBISH                Director, Chairman,             March 29, 2007
--------------------------        President, Chief Executive.
George Wimbish


/s/ JERALD R. HOEFT               Chief Financial Officer         March 29, 2007
--------------------------
Jerald R. Hoeft


/s/ JEROME L. NETTUNO             Director                        March 29, 2007
--------------------------
Jerome L. Nettuno


/s/ NOAH V. SAVANT                Director                        March 29, 2007
--------------------------
Noah V. Savant