Form 10QSB
period 2007-03-31
MOBILE AREA NETWORKS INC
filed 2007-05-14
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2007

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

The registrant has not authorized non-voting common equity and as of March 31, 2007, 46,761,080 shares of the registrant's voting common stock were outstanding and held by non-affiliates. The Company's stock began trading on January 10, 2001 on the OTCBB under the symbol "MANW".

                           MOBILE AREA NETWORKS, INC.

                                      Index

                                                                          Page
                                                                         Number
                                                                         ------
PART 1.             FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Balance Sheets
                March 31, 2007 (Unaudited) and December 31, 2006           3

             Statements of Operations
                Three months ended March 31, 2007 (Unaudited) and
                 March  31, 2006(Unaudited)                                4

             Statements of Cash Flows
                Three months ended March 31, 2007 (Unaudited) and
                March  31, 2006 (Unaudited)                                5

             Notes to Financial Statements                                 6

  Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations             7-8

PART II.            OTHER INFORMATION                                      9


                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida

                                 Balance Sheets


                                      Assets
                                      ------


                                                              December 31,      March 31,
                                                                 2006             2007
                                                              -----------    -----------
                                                                              (Unaudited)
Current assets:
     Cash and Cash Equivalents                                $    88,604        (29,377)
     Accounts Receivable-Net of Allowance for
     Doubtful Accounts                                             29,757        (59,002)
     Inventory                                                    (54,862)       (42,397)
                                                              -----------    -----------
             Total current assets                                 173,223       (130,776)

Property and Equipment-Net of Accumulated
Depreciation                                                       85,602        (66,102)

Other Assets:
     Security Deposits and Other Assets                            (7,091)        (7,091)
                                                              -----------    -----------

Total Assets                                                  $   265,916       (203,969)
                                                              ===========       ========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
     Notes and Capital Leases Payable-Due Within One
     Year                                                     $   (96,290)       (96,507)
     Acounts Payable                                             (232,295)      (160,012)
     Accrued Expenses                                             (75,033)       (72,366)
                                                              -----------    -----------

             Total current liabilities                           (403,618)      (328,885)
                                                              -----------    -----------

Other Liabilities:
     Notes and Capital Leases Payable-Due After One Year          (40,200)       (29,440)
     Accrued Salaries-Related Party                              (894,973)      (924,973)
     Advances from Stockholders                                  (228,871)      (213,871)
                                                              -----------    -----------

Total Liabilities                                              (1,567,662)    (1,497,169)

Stockholders' Deficit
     Common stock, no par value, authorized 50,000,000
       shares, issued and outstanding 46,761,080 shares         3,909,069     (3,909,069)
     Paid-In Capital                                              (56,840)       (56,840)
     Accumulated Deficit                                       (5,267,655)    (5,259,109)
                                                              -----------    -----------
     Total Stockholders' Deficit                               (1,301,746)    (1,293,200)
                                                              -----------    -----------

Total Liabilities and Stockholders' Deficit                   $  (265,916)      (203,969)
                                                              ===========    ===========

See accompanying notes to financial statements.


                                 MOBILE AREA NETWORKS, INC.
                                  (A Florida Corporation)
                                      Sanford, Florida
                                  Statements of Operations

                         Three months ended March 31, 2007 and 2006
                                        (unaudited)


                                                 Three Months   Three Months
                                                    Ended          Ended
                                                   March 31,     March 31,
                                                     2007          2006
                                                 ------------   ------------
Sales-Net of Returns and Allowances              $    138,104         52,004

Cost of Goods Sold                                     44,667         43,705
                                                 ------------   ------------

Gross Profit                                           93,438          8,299

Operating Expenses
      Depreciation                                     19,500         38,900
      Bad Debt Expense                                     --             --
      Interest and Finance Charges                     11,018          8,787
      Payroll and Payroll Taxes                        95,020         77,204
      Professional Services                             2,500             --
      Other Operating Expenses                         23,126         18,855
                                                 ------------   ------------
Total Operating Expenses                              151,164        143,746
                                                 ------------   ------------
Loss Before  Other Income                             (57,726)      (135,447)
Other Income
      Trade Accounts Payable written-off               66,272             --
                                                 ------------   ------------
Net Income (Loss) before taxes                          8,546       (135,477)
Provision for Taxes                                        --             --
                                                 ------------   ------------
Net Income (Loss) for the Period                 $      8,546       (135,447)
                                                 ============   ============
Weighted Average Number of Common Shares

Outstanding-Basic and Diluted                      46,761,080     45,997,414

Net loss per share-Basic and Diluted             $      (0.00)         (0.00)
                                                 ============   ============

See accompanying notes to financial statements.


                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Cash Flows

                   Three months ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                               Three Months   Three Months
                                                                                  Ended           Ended
                                                                                 March 31,       March 31,
                                                                                  2007            2006
                                                                               ------------   ------------
Cash flows from operating activities
Net income (loss) for the Period                                               $      8,546       (135,447)
Adjustments to Reconcile Net Loss to Net Cash Flows from
Operating  Activities:
         Depreciation                                                                19,500         38,900
         Bad Debt Expense                                                                --             --
Changes in Assets and Liabilities:
         Accounts Receivable                                                        (29,244)         9,182
         Inventory                                                                   12,465         27,071
         Accounts Payable                                                            (6,011)        (7,962)
         Accrued Expenses                                                            (2,667)         1,218
         Accrued Salaries-Related Party                                              30,000         30,000
                                                                               ------------   ------------
Net Cash Flows from Operating Activities                                             32,589        (37,038)

Cash Flows from Investing Activities
         Acquisition of Property and Equipment                                           --           (400)

Cash Flows from Financing Activities
         Advances (Repayments) from Stockholders                                    (15,000)        36,634
         Proceeds from Issuance of Common Stock                                          --         31,000
         Trade Accounts Payable Written-Off                                         (66,272)
         Increases (Repayment) of Notes and Capital Leases Payable                  (10,544)       (37,120)
                                                                               ------------   ------------

Net Cash Flows from Financing Activities                                            (91,816)        38,057
                                                                               ------------   ------------

Net Change in Cash and Cash Equivalents                                             (59,227)           619

Cash and Cash Equivalents-Beginning of Period                                        88,604          6,621
                                                                               ------------   ------------

Cash and Cash Equivalents-End of Period                                        $     29,377          7,240
                                                                               ============   ============
Supplemental disclosure of cash flow information

         Cash paid for:
           Taxes                                                               $         --             --
                                                                               ============   ============

           Interest                                                            $     11,018          8,787
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

Note B - Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net income of $8,546 and a net loss of $135,477 for the three months ended March 31, 2007 and 2006, respectively. As a result, there is an accumulated deficit of $5,259,109 at March 31, 2007. The primary causes of the losses are attributable to sales levels that are disproportional to fixed costs.

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

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                         Liquidity and Capital Resources

Working Capital amounted to $(198,109) at March 31, 2007 compared to $(230,395) at December 31, 2006. Cash amounted to $29,377 at March 31, 2007 as compared to $88,604 at December 31, 2006. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash from or (used in) operating activities for the three months ended March 31, 2007 and 2006 was $32,589 and $(37,038), respectfully. For the three months ended March 31, 2007 and 2006, cash was provided primarily by additional stock issuance. During the three months ended March 31, 2007, cash was provided by operations. For the three months ended March 31, 2006, cash was provided by advances from shareholders and the sale of common stock.

As indicated herein, the Company's short term liquidity needs have historically been satisfied primarily from the continuing sale of the Company stock and advances from stockholders. During the current period, that has not been the case.


                              Results of Operations

Sales increased during the current period first quarter as compared with the year earlier period. For the three months ended March 31, 2007 sales were $138,104 and for the three months ended March 31, 2006, sales were $52,004. The increase relates to additional customers and orders.

Cost of Goods Sold increased very slightly. For the three months ended March 31, 2007, Cost of Goods Sold were $44,667 and for the three months ended March 31, 2006, Cost of Goods Sold were $43,705.

Total Operating Expenses increased from $143,746 for the three months ended March 31, 2006 to $151,1646 for the three months ended March 31, 2007.

Depreciation expense decreased from $38,900 in the year earlier first quarter to $19,500 in the current year first quarter. The decrease relates to certain fixed assets that became fully-depreciated.

Bad Debt Expense was $-0- during the current year first quarter and the year-earlier period. The Allowance for Doubtful Accounts was considered adequate for the current period.

Interest and Finance Charges expense increased from $8,787 for the three months ended March 31, 2006 to $11,018 for the three months ended March 31, 2007. The increase was due to the increase in adjustable rates on long-term debt and also to outstanding credit card debt which carries a greater than market rate of interest.

Payroll and Payroll Taxes expense increased from $77,204 for the three months ended March 31, 2006 to $95,020 for the three months ended March 31, 2007. The increase reflects the increase in staff necessitated for the increase in orders.

Professional Services expense was $2,500 for the three months ended March 31, 2007 and $-0- for the three months ended March 31, 2006. The amount expensed during the current period reflects fees paid to its independent public accountants for auditing services.

Other Operating Expenses were $23,126 for the three months ended March 31, 2007 and $18,855 for the three months ended March 31, 2006. The increase relates principally to increased payments for travel, utilities and insurance.

Other Income for the three months ended March 31, 2007 was $66,272 which included stale-dated trade accounts payable carried forward from a previous acquisition. There was no comparable item for the three months ended March 31, 2006.

The Net Income for the three months ended March 31, 2007 was $8,546, an increase from the $135,477 Net Loss reported for the three months ended March 31, 2006. The Net Loss Per Share remained unchanged at $.00.

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


                                       MOBILE AREA NETWORKS INC.


May 10, 2007                           /s/ GEORGE WIMBISH
----------------------------           -----------------------------------------
Date                                   George Wimbish
                                       Director, Chairman and President