Form 10QSB
period 2007-06-30
MOBILE AREA NETWORKS INC
filed 2007-08-08
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2007

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

Indicate by check mark if the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Act).                                         Yes |_|   No |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12-b of the Exchange Act).                                 Yes |_|   No |X|

The registrant has not authorized non-voting common equity and as of June 30, 2007, 46,761,080 shares of the registrant's voting common stock were outstanding and held by non-affiliates. The Company's stock began trading on January 10, 2001 on the OTCBB under the symbol "MANW".

                           MOBILE AREA NETWORKS, INC.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

PART 1.          FINANCIAL INFORMATION

        Item 1.  Financial Statements


                 Balance Sheets
                   June 30, 2007 (Unaudited)
                      and December 31, 2006                                   3

                 Statements of Operations
                   Three and Six months ended
                      June 30, 2007 (Unaudited) and
                        June 30, 2006(Unaudited)                              4

                 Statements of Cash Flows
                   Six months ended
                      June 30, 2007 (Unaudited) and
                        June 30, 2006 (Unaudited)                             5

                 Notes to Financial Statements                                6

        Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            7-9

PART II.         OTHER INFORMATION                                           10

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida

                                 Balance Sheets

                                                                            December 31,      June 30, 2007
                                                                               2006            (Unaudited)
                                                                           -------------      -------------
                                     Assets
                                     ------

Current assets:
      Cash                                                                 $      88,604      $       1,677
      Accounts Receivable-Net of Allowance for Doubtful Accounts                  29,757             28,478
      Inventory                                                                   54,862             48,460
                                                                           -------------      -------------
            Total current assets                                                 173,223             78,615

Property and equipment, net of Accumulated Depreciation                           85,602             46,602

Other Assets:
      Security Deposits and Other Assets                                           7,091              7,091
                                                                           -------------      -------------
            Total assets                                                   $     265,916      $     132,308
                                                                           =============      =============

                              Liabilities and Stockholders' Deficit
                              -------------------------------------
Current liabilities:
      Notes and Capital Leases Payable-Due Within One Year                 $      96,290      $      96,726
      Accounts Payable                                                           232,295            157,294
      Accrued Expenses                                                            75,033            138,696
                                                                           -------------      -------------
            Total current liabilities                                            403,618            392,716
Other Liabilities:
      Notes and Capital Leases Payable-Due After One Year                         40,200             11,296
      Accrued Salaries-Related Party                                             894,973            954,973
      Advances from Stockholders                                                 228,871            213,870
                                                                           -------------      -------------
            Total Liabilities                                                  1,567,662          1,572,855
Stockholders' deficit:

      Common stock, no par value; authorized 50,000,000 shares;
      Issued and outstanding 46,761,080 and 46,248,580 shares                  3,909,069          3,909,069
      Paid-In Capital                                                             56,840             56,840
      Accumulated Deficit                                                     (5,267,655)        (5,406,456)
                                                                           -------------      -------------

            Total stockholders' deficit                                       (1,301,746)        (1,440,547)
                                                                           -------------      -------------

            Total liabilities and stockholders' deficit                    $     265,916      $     132,308
                                                                           =============      =============

   The accompanying notes are an integral part of these financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Operations
                Three and Six months ended June 30, 2007 and 2006
                                   (Unaudited)

                                                           Three months        Three months         Six months         Six months
                                                               Ended              Ended               Ended               Ended
                                                             June 30,            June 30,            June 30,           June 30,
                                                               2007                2006                2007               2006
                                                           ------------        ------------        ------------        ------------

Sales-Net of Returns and Allowances                        $    101,479        $     53,078        $    239,583        $    105,082
Cost of Goods Sold                                               79,862              70,813             124,529             114,518
                                                           ------------        ------------        ------------        ------------
Gross Profit (Loss)                                              21,617             (17,735)            115,054              (9,436)

Operating expenses
      Depreciation                                               19,500              38,900              39,000              77,800
      Bad Debt Expense                                               --                  --                  --                  --
      Interest and Finance Charges                                7,393               6,576              18,411              15,363
      Outside Services                                               --                 900                  --                 900
      Payroll and Payroll Taxes                                  92,412              84,666             187,432             161,870
      Professional Services                                       2,500                  --               5,000                  --
      Other Operating Expenses                                   47,160              38,884              70,285              57,739
                                                           ------------        ------------        ------------        ------------

Total Operating Expenses                                        168,965             169,926             320,128             313,672
                                                           ------------        ------------        ------------        ------------
Loss Before Other Income and Provision for Taxes               (147,348)           (187,661)           (205,074            (323,108)
Other Income
      Trade Accounts Payable written-off                             --                  --              66,272                  --
                                                           ------------        ------------        ------------        ------------
Net Income (Loss) before taxes                                 (147,348)           (187,661)           (138,802)           (323,108)
Provision for Taxes                                                  --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------
Net Loss for the Period                                    $   (147,348)       $   (187,661)       $   (138,802)       $   (323,108)
                                                           ============        ============        ============        ============

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted                                46,761,080          46,139,888          46,761,080          46,085,969

Net loss per share-Basic and Diluted                       $      (0.00)       $      (0.00)       $      (0.00)       $      (0.00)
                                                           ============        ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Cash Flows
                     Six months ended June 30, 2007 and 2006
                                   (Unaudited)

                                                               Six Months        Six Months
                                                                  Ended             Ended
                                                              June 30, 2007     June 30, 2006
                                                             -------------      -------------
Cash flows from operating activities
Net loss for the period                                      $    (138,802)     $    (323,108)
Adjustments to Reconcile Net Loss to Net Cash
Flows from
Operating Activities:
      Depreciation                                                  39,000             77,800
      Bad Debt Expense                                                  --                 --
Changes in Assets and Liabilities:
          Accounts Receivable                                        1,279             17,466
          Inventory                                                  6,402               (287)
          Accounts Payable                                         (75,001)            (6,634)
          Accrued Expenses                                          63,663             67,257
          Accrued Salaries-Related Party                            60,000             60,000
                                                             -------------      -------------
Net Cash Flows from Operating Activities                           (43,459)          (107,506)
Cash flows from Investing Activities
          Acquisitions of Property and Equipment                        --               (400)
Cash Flows from Financing Activities
          Advances from (Repayments to) stockholders               (15,000)            82,722
          Proceeds from Issuance of Common Stock                        --             74,500
          Repayment of Notes and Capital Leases Payable            (28,468)           (46,160)
                                                             -------------      -------------

Net Cash Flows from Financing Activities                           (43,468)           111,062
                                                             -------------      -------------
Net Change in Cash and Cash Equivalents                            (86,927)             3,156

Cash and Cash Equivalents-Beginning of Period                       88,604              6,621
                                                             -------------      -------------

Cash and Cash Equivalents-End of Period                      $       1,677      $       9,777
                                                             =============      =============

      Cash paid for:
          Taxes                                              $          --      $          --
                                                             =============      =============

          Interest                                           $      18,411      $      15,363
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

Note B -  Going Concern

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $138,802 and $323,108 for the six months ended June 30, 2007 and 2006, respectively. As a result, there is an accumulated deficit of $5,267,655 at June 30, 2007. The primary causes of the losses are attributable to the inability of the Company to obtain sales orders in sufficient volume to offset expenses..

      The Company's continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company plans to raise sufficient working capital through equity offerings and restructure debt to lower its monthly payments and interest costs. The Company continues to fund operational deficits through the acquisition of debt and equity financing through private individuals, albeit to a lesser extent during the current year. The Company is currently renegotiating bank lines of credit and is pursuing venture capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                         Liquidity and Capital Resources

Working Capital amounted to $(314,101) at June 30, 2007 compared to $(230,395) at December 31, 2006. Cash amounted to $1,677 at June 30, 2007 as compared to $88,604 at December 31, 2006. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash used in operating activities for the six months ended June 30, 2007 and 2006 was $(43,459) and $(107,506), respectfully primarily as a result of the Company's net losses. For the six months ended June 30, 2007, cash was provided principally from operations. For the six months ended June 30, 2006 cash was provided primarily by additional stock issuance and advances from stockholders. During the six months ended June 30, 2007 and 2006, cash was used to fund operations and retire debt.

As indicated herein, the Company's short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

                              Results of Operations

Sales increased during the current period second quarter and six months as compared with the year earlier period. For the three months ended June 30, 2007 sales were $101,479 and for the three months ended June 30, 2006, sales were $53,078, a 91 % increase.. For the six months ended June 30, 2007, sales were $239,583 and for the six months ended June 30, 2006, sales were $105,082, a 128% increase. The increases for both the three month and six month periods relate to the Company's success in obtaining sales orders and adding to its customer base.

Cost of Goods Sold increased during the three and six month periods when compared to the year earlier periods. For the three months ended June 30, 2007, Cost of Goods Sold were $79,862 and for the three months ended June 30, 2006, Cost of Goods Sold were $70,813. For the six months ended June 30, 2007, Cost of Goods Sold were $124,529 and for the six months ended June 30, 2006, Cost of Goods Sold were $114,518. The increases for the three and six month periods relate principally to purchases of raw material.

Total Operating Expenses decreased to $168,965 for the three months ended June 30, 2007 from $169,926 for the three months ended June 30, 2006. For the six months ending June 30, 2007, operating expenses increased to $320,128 from $313,672 for the six months ending June 30, 2006.

Depreciation expense decreased from $77,800 for the year earlier six month period to $39,000 for the current year six month period. Certain assets became fully-depreciated during the current year.

Bad Debt Expense was $-0- for the three and six months ending June 30, 2007 and 2006. The reserve for uncollected accounts is considered reasonable and did not have to be increased.

Interest and Finance Charges increased from $6,576 for the three months ended June 30, 2006 to $7,393 for the three months ended June 30, 2007. Interest and Finance Charges increased from $15,363 for the six months ended June 30, 2006 to $18,411 for the six months ended June 30, 2007. The current period interest expense and finance charges are greater due to the continuing reliance on credit cards to fund current operations.

Outside Services expense was $-0- for the three months ended June 30, 2007 and $900 for the three months ending June 30, 2006. For the six months ended June 30, 2007, Outside Services expense was $-0- compared to $900 for the six months ended June 30, 2006. The incidence of contracted labor expenses vary with Company staffing and the levels of production.

Payroll and Payroll Taxes expense increased from $84,666 for the three months ended June 30, 2006 to $92,412 for the three months ended June 30, 2007. For the six months ended June 30, 2006, Payroll and Payroll Taxes expense increased from $161,870 to $187,432 for the six months ended June 30, 2007. The increases for the three and six month periods reflect increased staffing and production activity compared to the year earlier period.

Professional Services expense increased from $-0- for the three months ended June 30, 2006 to $2,500 for the three months ended June 30, 2007. For the six months ended June 30, 2006, Professional Services expense increased from $-0- to $5,000 for the six months ended June 30, 2007. The expenses for the 2007 three and six month periods were for audit services from the Company's independent public accountants.

Other Operating Expenses were $38,884 for the three months ended June 30, 2006 and $47,160 for the three months ended June 30, 2007. Other Operating Expenses were $57,739 for the six months ended June 30, 2006 and $70,285 for the six months ended June 30, 2007. The increases for both the three and six month periods relate principally to increased spending for office expenses, health insurance and travel.

Other Income for the six months ending June 30, 2007 was $66,272 representing the writing-off of stale-dated trade accounts payable. There was no similar transaction in 2006.

The Net Loss for the Period was $(147,348) for the three months ended June 30, 2007 a decrease from the $(187,661) Net Loss for The Period reported for the three months ended June 30, 2006. The Net Loss for the Period was $(138,802) for the six months ended June 30, 2007, a decrease from the $(323,108) Net Loss reported for the six months ended June 30, 2006. The Net Loss Per Share remained unchanged at $0.00.

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

                             Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on June 30, 2007. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended June 30, 2007.

Subsequent to June 30, 2007, through the date of this filing of Form 10-QSB for the quarterly period ended June 30, 2007, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

         (b) During the quarter ended June 30, 2007 no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      MOBILE AREA NETWORKS INC.

Date August 8, 2007                   /s/ George Wimbish
                                      ------------------
                                      Director, Chairman and President