Form 10QSB
period 2007-09-30
MOBILE AREA NETWORKS INC
filed 2007-11-13
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

(Address of Principal Executive Offices)(Zip Code)

407-333-2350

(Issuer’s telephone Number, including area code)

———————

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes ☐ No ☒

The registrant has not authorized non-voting common equity and as of September 30, 2007, 47,044,080 shares of the registrant’s voting common stock were outstanding and held by non-affiliates. The Company’s stock began trading on January 10, 2001 on the OTCBB under the symbol "MANW".

MOBILE AREA NETWORKS, INC.

Index

		Page Number

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets
	September 30, 2007 (Unaudited)
	and December 31, 2006	3
	Statements of Operations
	Three and Nine months ended
	September 30, 2007 (Unaudited) and
	September 30, 2006(Unaudited)	4
	Statements of Cash Flows
	Nine months ended
	September 30, 2007 (Unaudited) and
	September 30, 2006 (Unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	7-8
Item 3.	Controls and Procedures	8
PART II.	OTHER INFORMATION	9

PART 1. – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31, 2006	September 30, 2007
		(Unaudited)
Assets

Current assets:
Cash	$88,604	$91,196
Accounts Receivable-Net of Allowance for Doubtful Accounts	29,757	23,157
Inventory	54,862	53,764
Total current assets	173,223	168,117

Property and equipment, net of Accumulated Depreciation	85,602	27,102

Other Assets:
Security Deposits and Other Assets	7,091	7,091
Total assets	$265,916	$202,310

Liabilities and Stockholders’ Deficit

Current liabilities:
Notes and Capital Leases Payable-Due Within One Year	$96,290	$60,894
Accounts Payable	232,295	152,485
Accrued Expenses	75,033	57,048
Total current liabilities	403,618	270,427

Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	40,200	—
Accrued Salaries-Related Party	894,973	1,000,342
Advances from Stockholders	228,871	182,871
Total Liabilities	1,567,662	1,453,640

Stockholders’ deficit:
Common stock, no par value; authorized 50,000,000 shares; Issued and outstanding 46,761,080 and 47,044,080 shares	3,909,069	4,192,067
Paid-In Capital	56,840	56,840
Accumulated Deficit	(5,267,655)	(5,500,237)

Total stockholders’ deficit	(1,301,746)	(1,251,330)

Total liabilities and stockholders’ deficit	$265,916	$202,310

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three and Nine months ended September 30, 2007 and 2006

(Unaudited)

	Three months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006

Sales-Net of Returns and Allowances	$112,850	$72,382	$352,433	$177,464
Cost of Goods Sold	54,821	45,214	179,350	159,732
Gross Profit	58,029	27,168	173,083	17,732

Operating expenses
Depreciation	19,500	38,900	58,500	116,700
Bad Debt Expense	—	—	—	—
Interest and Finance Charges	5,580	18,652	23,991	34,015
Outside Services	2,301	—	2,301	900
Payroll and Payroll Taxes	91,010	81,511	278,442	243,381
Professional Services	1,500	12,900	6,500	12,900
Other Operating Expenses	45,186	30,632	115,470	88,372

Total Operating Expenses	165,077	182,595	485,204	496,268
Loss Before Other Income and Provision for Taxes	(107,048)	(155,427)	(312,121)	(478,536)
Other Income
Gain on Foregiveness of Debt	13,268	—	79,539	—
Net Income (Loss) before taxes	(93,780)	(155,427)	(232,582)	(478,536)
Provision for Taxes	—	—	—	—
Net Loss for the Period	$(93,780)	$(155,427)	$(232,582)	$(478,536)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	46,948,211	45,343,285	46,824,143	46,140,768

Net loss per share-Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Nine months ended September 30, 2007 and 2006

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net loss for the period	$(232,582)	$(478,536)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	58,500	116,700
Bad Debt Expense	—	—
Changes in Assets and Liabilities:
Accounts Receivable	6,600	(16,868)
Inventory	1,098	(287)
Accounts Payable	(79,810)	(7,761)
Accrued Expenses	(17,985)	109,543
Accrued Salaries-Related Party	105,369	90,000
Net Cash Flows from Operating Activities	(158,810)	(187,209)
Cash flows from Investing Activities
Acquisitions of Property and Equipment	—	(400)
Cash Flows from Financing Activities
Advances from (Repayments to) stockholders	(46,000)	94,724
Proceeds from Issuance of Common Stock	283,000	167,000
Repayment of Notes and Capital Leases Payable	(75,597)	(49,006)

Net Cash Flows from Financing Activities	161,403	212,718

Net Change in Cash and Cash Equivalents	2,593	25,109

Cash and Cash Equivalents-Beginning of Period	88,603	6,621

Cash and Cash Equivalents-End of Period	$91,196	$31,730

Cash paid for:
Taxes	$—	$—

Interest	$23,991	$34,015

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Notes to Financial Statements

Note A -

Basis of Presentation

The condensed financial statements of Mobile Area Networks, Inc. (the ”Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form10-KSB.

The accompanying un-audited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present   fairly the financial position, results of operations and cash flows of the Company for the   interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Note B -

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $232,582 and $478,536 for the nine months ended September 30, 2007 and 2006, respectively. As a result, there is an accumulated deficit of $5,500,237 at September 30, 2007. The primary causes of the losses are attributable to the inability of the Company to obtain sufficient sales.

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

Note C-

Foregiveness of Debt

During the three months ending September 30, 2007, the Company received a reduction of $13,268 in the outstanding loan balance from one of the Company’s equipment lenders. For the three months ending March 31, 2007 the Company wrote-off stale-dated trade accounts payable totaling $66,271.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

Working Capital amounted to $(102,310) at September 30, 2007 compared to $(230,395) at December 31, 2006. Cash amounted to $91,196 at September 30, 2007 as compared to $88,604 at December 31, 2006.  As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the nine months ended September 30, 2007 and 2006 was $(158,810) and $(187,209), respectfully primarily as a result of the Company’s net losses.  For the nine months ended September 30, 2007 and 2006, cash was provided primarily by additional stock issuance and advances from stockholders. During the nine months ended September 30, 2007 and 2006, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales increased during the current third quarter and nine month periods as compared with the year earlier period. For the three months ended September 30, 2007 sales were $112,850 and for the three months ended September 30, 2006, sales were $72,382. For the nine months ended September 30, 2007, sales were $352,433 and for the nine months ended September 30, 2006, sales were $177,464. The increases for the three and nine month periods relate to the Company’s additional new customers and sales orders.

Cost of Goods Sold increased during the three and nine month periods. For the three months ended September 30, 2007, Cost of Goods Sold were $54,821 and for the three months ended September 30, 2006, Cost of Goods Sold were $45,214. For the nine months ended September 30, 2007, Cost of Goods Sold were $179,350 and for the nine months ended September 30, 2006, Cost of Goods Sold were $159,732. The increases for the three and nine month periods relate to the increases in sales volumes and to increases in inventory unit costs due to increases in petroleum prices which significantly affect resin prices.

Total Operating Expenses decreased to $165,077 for the three months ended September 30, 2007 from $182,595 for the three months ended September 30, 2006. For the nine months ending September 30, 2007, operating expenses decreased to $485,204 from $496,268 for the nine months ending September 30, 2006. The decreases relate principally to depreciation expense and interest expense.

Depreciation expense decreased from $116,700 for the year earlier nine month period to $58,500 for the current year nine month period. The decrease relates to more assets being fully-depreciated.

Bad Debt Expense was unchanged at $-0- for both the three and nine months ending September 30, 2007 and 2006.  The reserve for uncollected accounts is considered adequate based on the current aging.

Interest and Finance Charges decreased from $18,652 for the three months ended September 30, 2006 to $5,580 for the three months ended September 30, 2007. Interest and Finance Charges decreased from $34,015 for the nine months ended September 30, 2006 to $23,991 for the nine months ended September 30, 2007. The decreases for both the three and nine month period relate to lower amounts of outstanding debt during the current year.

Outside Services expense increased to $2,301 for the three months ended September 30, 2007 from $-0- for the three months ending September 30, 2006. For the nine months ended September 30, 2006, Outside Services expense increased from $900 to $2,301 for the nine months ended September 30, 2007. The increases relate to an increase in need for contracted labor expenses.

Payroll and Payroll Taxes expense increased from $81,511 for the three months ended September 30, 2006 to $91,010 for the three months ended September 30, 2007. For the nine months ended September 30, 2006, Payroll and Payroll Taxes expense increased from $243,381 to $278,442 for the nine months ended September 30, 2007. The increases reflect an increase in staffing necessitated by the increased volume of business.

Professional Services expense decreased from $12,900 for the three months ended September 30, 2006 to $1,500 for the three months ended September 30, 2007. For the nine months ended September 30, 2006, Professional Services expense decreased from $12,900 to $6,500 for the nine months ended September 30, 2007. The decreases for the three and nine month periods relate to non-recurring legal expenses paid to settle claims against the Company and a reduced fee for the annual audit.

Other Operating Expenses increased from $30,632 for the three months ended September 30, 2006 to $45,186 for the three months ended September 30, 2007. Other Operating Expenses increased from $88,372 for the nine months ended September 30, 2006 to $115,470 for the nine months ended September 30, 2007.  The increases for the three and nine month periods relate principally to additional spending for office expenses, utilities, telephone, travel and health insurance.

Other Income for the three months ending September 30, 2007 included $13,268 for forgiveness of debt from one of the Company’s principal equipment lenders. Other Income for the nine months ending September 30, 2007 also includes $66,271 of stale-dated trade accounts payable that were written off in the first quarter. There was not any Other Income in 2006.

The Net Loss for the Period was $(93,780) for the three months ended September 30, 2007, a decrease from the $(155,427) Net Loss reported for the three months ended September 30, 2006. The Net Loss for the Period was $(232,582) for the nine months ended September 30, 2007, a decrease from the $(478,536) Net Loss reported for the nine months ended September 30, 2006.

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

ITEM 3.

CONTROLS AND PROCEDURES

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures on September 30, 2007. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company’s filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007.

Subsequent to September 30, 2007, through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2007, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS:

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

ITEM 5.

OTHER INFORMATION:

None

ITEM 6.

EXHIBITS:

31

Certification

32

Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date  November 12, 2007

MOBILE AREA NETWORKS INC.

By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President