Form 10KSB
period 2007-12-31
MOBILE AREA NETWORKS INC
filed 2008-04-02
CIK 1029454

1

1

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 2007

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number:   333-18439

                           MOBILE AREA NETWORKS, INC.
                           --------------------------
                 (Name of small business issuer in its charter)

            Florida                                   59-3482752
            -------                                   ----------
 (State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

 2772 Depot Street, Sanford, Florida                      32773
 -----------------------------------                      -----
(Address of Principal Executive Offices)               (Zip Code)

                                  407-333-2350
                                  ------------
                           (Issuer's telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X Yes] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] NO[ X ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12-b of the Exchange Act. Yes [ ] NO [ X ]

State issuer's revenues for its most recent fiscal year.   $428,642

The registrant has not authorized non-voting common equity and as of December 31, 2007, 48,226,080 shares of the registrant's voting common stock were outstanding and held by non-affiliates. One January 10, 2001 the Company's stock began trading on OTCBB under the symbol "MANW".

Shares of Comm on Stock, no par value outstanding at December 31, 2007:
48,226,080

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

ITEM 1. DESCRIPTION OF BUSINESS.

Mobile Area Networks, Inc. (OTCBB: "MANW") was incorporated in Texas on May 22, 1996 and a Florida corporation of the same name and purpose was formed on November 28, 1997 and became effective on January 1, 1998. The Florida corporation then became the successor in interests to the Texas corporation of the same name. The Texas corporation transferred all right, title, and interests in and to its assets over to the Florida Company. Such transfer was made in exchange for the Company's issuance of stock to the Texas Company's shareholders on a five for one share basis. That is, each share of the previously outstanding stock was split up into five shares of the Company's stock. The Management of the Company had previously decided to operate from and be domiciled in the state of Florida and also decided to streamline its corporate operations, and at the same time created more authorized shares for the corporation to use for funding and or acquisitions. This was accomplished without diluting the ownership of the then current owners of private shares.

The primary effect of this action was to change the State of Incorporation of the Company.

Mobile Area Networks, Inc. the "Company", began operations in Heathrow, Florida in 1996, and in early 1997 the company successfully developed, deployed, and documented the first use of 1.5 Mb (T-1 speed) wireless internet data service into hotels for users of laptop computers and stationary internet computers "kiosks", beginning in the Westin Hotel in Waltham (Boston), MA. and other hotels, office buildings, convention centers, and the town of Altamonte Springs Florida. Less expensive and less secure services with free access became the dominant business model, and although technically successful, this service did not generate sufficient revenues to sustain operations, and the Company's management pursued other means of generating revenues to sustain the operating Company.

The Company therefore decided to enter a core Industry to preserve some value for its shareholders, and on August 12, 2002 entered into an agreement to acquire the operating assets of Vintage Industries, Inc. ("Vintage") in a stock for assets purchase. The assets consisted of the remnants of an ongoing plastics molding business with computerized plastics mold engineering and manufacturing equipment including; computer aided machinery, patents pending, trade secrets for a process to rapidly produce plastic injection molds, numerous existing injection molds, plastics injection molding presses, office and support equipment, and the then existing customer base of Vintage.

The Company agreed to issue 1,440,000 of its SEC Rule 144 Restricted Common Shares (having a market value of approximately $274,000 according to the trading price of public shares on the day of the agreement), to be disbursed among the shareholders of and by Vintage Industries, Inc. Vintage was to be dissolved and all future operations in a timely manner were to be consolidated into and owned by Mobile Area Networks, Inc. The Company also agreed to assume responsibility for Certain Current and long-term liabilities of Vintage.

Simultaneous to the acquisition of the Vintage assets the Company acquired the complete plastic molding machinery and equipment of "Recoton Corporation" (at that time a NASDAQ company) in a distress sale which allowed the Company to pay a small amount of cash, plus the agreement to furnish Recoton with certain parts requirements which it had been molding in-house. The effect of this transaction was to dramatically increase production capacity for the Company. However the short term effect was detrimental to the cash position of the Company and then shortly thereafter Recoton's business ceased operating. At the time of Recoton's demise the Company had consolidated operations from four smaller facilities into one much larger manufacturing facility beginning in December 2002. The Company began the year 2003 as essentially a start up year. In the years when the demand for these plastic services was great Vintage did not have the capacity to increase production and after the consolidation the demand and profitability for these services was eroded by foreign competition.

The business and customer base changed substantially after the Vintage asset acquisition by Mobile Area Networks, Inc. Previously Vintage derived the majority of its revenues from one business segment which was the sporting firearms industry. Customers included many of the well known firearms makers in the business such as; Austin Halleck, Charter Arms, Colt, Henry Repeating Arms, Marlin, North American Arms, Marlin Firearms, Mossberg, Savage Arms, and Winchester. For several years the sporting arms industry suffered economically but at the year ending 2006 the industry appeared to be improving and some of these companies remain customers of the Company.

THE FUTURE OF PLASTICS AND THE COMPANY: During the year ended 2007 the Company generated its plastics services revenues from a diverse mix of residential and commercial construction product parts, military and simulation training parts, orthopedic device parts, consumer product parts, automotive computer housings, sporting rifle parts, archery bow parts, snow ski equipment parts, novelty toys, concrete block construction parts, and air conditioner parts. The Company's management is also working to develop proprietary items to market in addition to custom molding in order to better control production scheduling and costs.

THE FUTURE OF PLASTIC MOLD MAKING: During the year 2007 the Company obtained new business because of its ability to develop molds from customer's ideas, as well as its ability to modify and maintain molds. Many plastic molders must outsource mold maintenance whenever repairs are needed, which causes dramatic delays in production time. The Company also offers product development prototyping and mold design to speed the process of "Idea To Product".

The Company is not aware of any required government approval for any of its services, but should this need arise there is no reason for the Company to believe that it would not be able to obtain such approvals.

The Company estimates that it has expended approximately $695,000 on research and development during the past eight years, the majority of which has been provided by investors in the Company and primarily with respect to the Company's wireless systems and plastics molding systems. The Company is not aware of any environmental issues that may impact the Company or its services.

The Company has approximately nine full time employees including its President. In addition there are part time consultants available to the Company on an as needed basis. The Company also has marketing arrangements with outside individuals on a commission only basis.

ITEM 2.DESCRIPTION OF PROPERTY.

The Company leases its office and manufacturing facility at 2772 Depot Street in Sanford, Florida. That lease, which originally was a sub-lease, was executed on November 11, 2002 covering 20,680 square feet for a five year term. On July 31, 2003 the Company negotiated a master lease covering the entire 25,000 square feet for a term of three years and ten months commencing on August 1, 2003 and continuing through May 31, 2007. On September 1, 2007, the Company executed a new five-year lease with the same owner effective June 1, 2007 through May 31, 2012 with a base rent of $9,895.00 and pro-rated real estate taxes plus sales taxes aggregating $11,645.88 per month. The lease is subject to annual increases of $.20 per square foot. The lease provides two options to renew the term for two years each. Additionally, the lease provides the tenant with the right of first refusal to lease, under the same terms, the approximate 10,000 square feet of adjoining space should it become available. During 2006, the Company exchanged Treasury Stock with its landlord for approximately eight months of rent. The difference between the fair market value of the stock at the effective date of the exchange and the cost of the Treasury Stock has been credited to Paid-In Capital. As of December 31, 2007 all office equipment and furnishings were owned by the Company outright and without leases.

The Company owns the registered trademark "mobiLAN(R)", and claims copyright ownership of other creative and derivative works. On April 28, 1998 Mobile Area Networks, Inc. was granted U.S. Patent #5,745,884 which covers "System And Method For Billing Data Grade Network Use On A Per Connection Basis." There can be no guarantee of any tangible value for this patent, which was accounted for as a fully amortized intangible asset on the balance sheet of the Company.

ITEM 3. LEGAL PROCEEDINGS.

On October 3, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by David Byron, a former officer, former employee, and former shareholder of Vintage Industries, Inc., for non-delivery of 288,000 shares of restricted common stock of Mobile Area Networks, Inc., per a general mutual release and separation agreement between Vintage Industries, Inc. and Mr. Byron. Mr. Byron is seeking immediate delivery of 288,000 shares of Restricted Common Stock of Mobile Area Networks, Inc. and damages in the amount of the value of the stock. The Company is withholding delivery of the shares to Vintage Industries, Inc., as it was agreed to in its acquisition Agreement pending the return of various Vintage Industries owned assets which remain allegedly held in the possession of and by Mr. Byron, and which were pledged to GE Capital and others as part of loan security agreements with Vintage. The Company intends to vigorously defend its position as the Company has never entered into any Agreement of any nature whatsoever with Mr. Byron. Therefore the Company does not believe the range of loss, if any, can be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements.

There has never been at any time, any Agreement made by or between Mobile Area Networks, Inc., and Mr. Byron relating to stock shares or any other matter whatsoever.

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

On January 10, 2001, the Company's stock began publicly trading on the OTCBB system under the symbol "MANW".

The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2007.

                                             High                 Low
                                             ----                 ---

                First Quarter                .17                  .07
                Second Quarter               .10                  .06
                Third Quarter                .10                  .05
                Fourth Quarter               .06                  .03

The proceeds from the Company's stock sales to date have been and are being used primarily to fund the continuing operations of the Company's plastics manufacturing systems as well as for funding administrative activities and marketing programs of the Company which now includes the consolidated plastics molding facility. The Company continues to explore acquisition opportunities in order to grow the revenue base and build value for the Company.

A majority of the Company's total outstanding shares, 48,176,080 are restricted for sale under SEC Rule 144. Total authorized shares are 50 million. Most of the outstanding shares are owned by Company founders or insiders as reported in the Prospectus of the Company dated February 16, 1999 and in subsequent periodic reports including this Annual Report, such insider owned shares being further restricted as to resale. The Company has no obligation or requirement to register any of the restricted shares for public sales. However, shares held for the required time period under Rule 144 could under certain conditions be sold by the owners of those shares who are not considered to be insiders or owners of control shares when sold through broker transactions and with the proper Form 144 documentation and filing.

As of December 31, 2007, the Company had 419 registered shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and related notes which are contained herein in the following pages under Item 7.

Revenues increased from $342,012 in 2006 to $428,642 in 2007, an increase of 25%. During 2007, an increased diversification in its customer base enabled the Company to experience an increase in orders.

Cost of Goods Sold increased commensurate with the increase in revenues from $211,024 in 2006 to $227,736 in 2007.

Total Operating Expenses decreased from $681,926 in 2006 to $647,111 in 2007, a decrease of 5%.

Bad Debts expense increased from $-0- in 2006 to $1,693 in 2007. The Allowance for Doubtful Accounts was unchanged at $35,000 as of December 31, 2007 and 2006, respectively.

Depreciation expense decreased from $155,295 in 2006 to $78,854 in 2007, a decrease of 49%. The decrease reflects certain assets that became fully depreciated during the year.

Interest expense decreased from $52,041 in 2006 to $38,079 in 2007, a decrease of 27%. The decrease reflects the overall reduction in long-term debt owed to non-related parties.

Outside Services increased from $-0- in 2006 to $4,496 in 2007 some of which is attributable to efforts to obtain additional customers.

Payroll and payroll taxes increased 10% from $335,031 in 2006 to $369,861 in 2007. The increase is attributable to increased production staff to service the new business.

Professional Services decreased from $13,900 in 2006 to $6,500 in 2007, a decrease of 53%. The decrease relates primarily to legal expenses which were less in 2007.

Other Operating Expenses, which includes such expenses as telephone, internet service, utilities, postage, office supplies, and local taxes, increased from $125,658 in 2006 to $147,629 in 2007, an increase of 17%. The 2007 increase relates to spending on health insurance and additional expenses of internet marketing.

During 2006, the Company exchanged Treasury Stock with its landlord for approximately eight months of rent. The difference between the fair market value of the shares of stock at the effective date of the exchange and the cost of the Treasury Stock has been credited to Paid-In Capital.

The Company realized a Gain on Forgiveness of Debt of $136,537 during 2007 resulting from the writing-off of stale-dated accounts payable left over from its 2002 acquisition of Vintage Industries and also certain payroll tax reserves that were established in 2003 pending an audit that later was settled successfully.

The Net Loss decreased from $550,938 in 2006 to $309,668 in 2007. The decreased loss is attributable to the increase in Revenue. The Net Loss Per Share was $.01 in 2007 and $.01 in 2006.

The Company's operating loss carryforwards are approximately five million-six hundred thousand dollars ($5,600,000) which are recoverable as income tax savings through the year 2027.

The Company's short term liquidity and capital needs have been satisfied primarily from the continuing sale of the Company's common stock in private sales, and loans from shareholders. The Company continues to seek the support of underwriters and market makers for the handling of its stock sales.

The Company's stock Registrar is Standard Register & Transfer Company, Inc. which handles all its outside Stock share Registrations and Transfers.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

SANFORD, FLORIDA

TABLE OF CONTENTS

--------------------------------------------------------------------------------


Independent Auditors' Report                                           F - 2

Balance Sheets at December 31, 2007 and 2006                           F - 3

Statements of Changes in Stockholders' Deficit for the Years
  Ended December 31, 2007 and 2006                                     F - 4

Statements of Operations for the Years Ended December 31,
  2007 and 2006                                                        F - 5

Statements of Cash Flows for the Years Ended December 31,
  2007 and 2006                                                    F - 6 - F - 7

Notes to Financial Statements                                     F - 8 - F - 20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mobile Area Networks, Inc.

We have audited the accompanying balance sheets of Mobile Area Networks, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two year period ended December 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Area Networks, Inc. as of December 31, 2007 and 2006 and the results of its operations, changes in its stockholder's deficit and its cash flows in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Randall N. Drake, CPA, PA
-------------------------
Randall N. Drake, CPA, PA

Clearwater, Florida

March 28, 2008

MOBILE AREA NETWORKS, INC.
 (A FLORIDA CORPORATION)
SANFORD, FLORIDA

BALANCE SHEETS


December 31,                                                                                        2007                 2006
------------------------------------------------------------------------------------- ------------------- --------------------
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents                                                                      $  26,920            $  88,604
Accounts Receivable - Net of Allowance for Doubtful Accounts                                      24,698               29,757
Inventory                                                                                         46,407               54,862
------------------------------------------------------------------------------------- ------------------- --------------------

TOTAL CURRENT ASSETS                                                                              98,025              173,223

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION                                           6,749               85,602

OTHER ASSETS

Security Deposits                                                                                  7,091                7,091
------------------------------------------------------------------------------------- ------------------- --------------------

TOTAL ASSETS                                                                                   $ 111,865           $  265,916
------------------------------------------------------------------------------------- ------------------- --------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Notes and Capital Leases Payable - Due Within One Year                                         $  53,512            $  96,290

Accounts Payable                                                                                 148,727              232,295
Accrued Expenses                                                                                  49,470               75,033
------------------------------------------------------------------------------------- ------------------- --------------------

TOTAL CURRENT LIABILITIES                                                                        251,709              403,618

OTHER LIABILITIES

Notes and Capital Leases Payable - Due After One Year                                                --                40,200
Accrued Salaries - Related Party                                                               1,003,973              894,973
Advances from Stockholders                                                                       182,597              228,871
------------------------------------------------------------------------------------- ------------------- --------------------

TOTAL LIABILITIES                                                                              1,438,279            1,567,662
------------------------------------------------------------------------------------- ------------------- --------------------

STOCKHOLDERS' DEFICIT

Common Stock:  No Par; 50,000,000 Shares Authorized,
 48,176,080 and 46,761,080 Shares Issued

 And Outstanding, respectively                                                                 4,194,069            3,909,069
 Paid-In Capital                                                                                  56,840               56,840
Accumulated Deficit                                                                           (5,577,323)          (5,267,655)
------------------------------------------------------------------------------------- ------------------- --------------------

TOTAL STOCKHOLDERS' DEFICIT                                                                   (1,326,414)           1,301,746)
------------------------------------------------------------------------------------- ------------------- --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                    $ 111,865            $ 265,916
------------------------------------------------------------------------------------- ------------------- --------------------

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC. (A FLORIDA
CORPORATION)
SANFORD, FLORIDA

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT



                                        NUMBER          COMMON       PAID-IN     TREASURY       ACCUMULATED       STOCKHOLDERS'
                                      OF SHARES         STOCK        CAPITAL       STOCK          DEFICIT            DEFICIT
----------------------------------- --------------- --------------- ----------- ------------ ------------------ -------------------

BALANCES - DECEMBER 31, 2005            45,877,747      $3,742,069                 (38,200)       $(4,716,717)        $(1,012,848)

Issuance of Common Stock for Cash          883,333         167,000                                         --             167,000

Purchase of Shares for Treasury                                         56,840      38,200                                 95,040

Net Loss                                        --              --                                   (550,938)           (550,938)

                                    --------------- --------------- ----------- ------------ ------------------ -------------------
BALANCES - DECEMBER 31, 2006            46,761,080     $ 3,909,069     $56,840          --        $(5,267,655)        $(1,301,746)

Issuance of Common Stock for Cash        1,415,000         283,000                                         --             283,000

Issuance of Common Stock for

Services                                    50,000           2,000                                                          2,000

----------------------------------- --------------- --------------- ----------- ------------ ------------------ -------------------
Net Loss                                        --              --                                   (309,668)           (309,668)
----------------------------------- --------------- --------------- ----------- ------------ ------------------ -------------------

BALANCES - DECEMBER 31, 2007            48,226,080     $ 4,194,069     $56,840       --           $(5,577,323)        $(1,326,414)
----------------------------------- --------------- --------------- ----------- ------------ ------------------ -------------------

The accompanying notes are an integral parts of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
SANFORD, FLORIDA

STATEMENTS OF OPERATIONS


Years Ended December 31,                                                                            2007                 2006
------------------------------------------------------------------------------------- ------------------- --------------------

REVENUES - NET OF RETURNS AND ALLOWANCES                                                      $  428,642           $  342,012

Cost of Goods Sold                                                                               227,736              211,024
------------------------------------------------------------------------------------- ------------------- --------------------

GROSS PROFIT                                                                                     200,906              130,988
------------------------------------------------------------------------------------- ------------------- --------------------

OPERATING EXPENSES

Bad Debts                                                                                          1,693                   --
Depreciation                                                                                      78,854              155,295
Interest                                                                                          38,079               52,041
Outside Services                                                                                   4,496                   --
Payroll and Payroll Taxes                                                                        369,861              335,031
Professional Services                                                                              6,500               13,900
Other Operating Expenses                                                                         147,629              125,658
------------------------------------------------------------------------------------- ------------------- --------------------
TOTAL OPERATING EXPENSES                                                                         647,111              681,926
------------------------------------------------------------------------------------- ------------------- --------------------

LOSS BEFORE OTHER INCOME AND (EXPENSES)                                                         (446,205)             (550,938)

OTHER INCOME AND (EXPENSES)

Gain on Forgiveness of Debt                                                                      136,537                   --
------------------------------------------------------------------------------------- ------------------- --------------------

LOSS BEFORE PROVISION FOR TAXES                                                                 (309,668)             (550,938)

Provision for Taxes                                                                                   --                   --
------------------------------------------------------------------------------------- ------------------- --------------------

NET LOSS                                                                                    $    (309,668)     $     (550,938)
------------------------------------------------------------------------------------- ------------------- --------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

  OUTSTANDING - BASIC AND DILUTED                                                             47,353,574           46,343,806

NET LOSS PER SHARE - BASIC AND DILUTED                                                      $      (0.01)      $         (0.01)

------------------------------------------------------------------------------------- ------------------- --------------------

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
SANFORD, FLORIDA
STATEMENT OF CASH FLOWS


Years Ended December 31,                                                                     2007                2006
------------------------------------------------------------------------------------- ------------------- --------------------
CASH FLOWS USED BY OPERATING ACTIVITIES

NET LOSS                                                                                       $(309,668)            $(550,938)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH FLOWS USED BY OPERATING ACTIVITIES:

Bad Debt Expense                                                                                   1,693                   --
Common Stock Issued as Compensation                                                                2,000                   --
Depreciation                                                                                      78,854              155,295
Interest on Advances from Stockholders                                                             9,726                   --
CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                                                                3,367               (10,749)
Inventory                                                                                          8,454              (7,235)
Accounts Payable                                                                                  (4,028)               (9,393)
Accrued Expenses                                                                                  31,434               15,749
Accrued Salaries - Related Party                                                                 109,000              120,000
------------------------------------------------------------------------------------- ------------------- --------------------

NET CASH FLOWS USED BY OPERATING ACTIVITIES                                                      (69,168)             (287,271)
------------------------------------------------------------------------------------- ------------------- --------------------

CASH FLOWS USED BY INVESTING ACTIVITIES

Acquisition of Property and Equipment                                                                 --                   --
------------------------------------------------------------------------------------- ------------------- --------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Advances (Repayments) from Stockholders                                                          (56,000)             197,725
Gain on Forgiveness of Debt                                                                     (136,537)                  --
Paid-In Capital                                                                                      --                56,840
Proceeds from Issuance of Common Stock                                                           283,000              167,000
Sale (Purchase) of Treasury Stock                                                                    --                38,200
Repayment of Notes and Capital Leases Payable                                                    (82,979)             (90,510)
------------------------------------------------------------------------------------- ------------------- --------------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                                    7,484              369,255
------------------------------------------------------------------------------------- ------------------- --------------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         (61,684)               81,984

Cash and Cash Equivalents - Beginning of Year                                                     88,604                6,621
------------------------------------------------------------------------------------- ------------------- --------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                                         $ 26,920             $ 88,605
------------------------------------------------------------------------------------- ------------------- --------------------

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
SANFORD, FLORIDA
STATEMENTS OF CASH FLOWS - CONTINUED


Years Ended December 31,                                                                            2007                 2006
------------------------------------------------------------------------------------- ------------------- --------------------
SUPPLEMENTAL DISCLOSURES

Interest Paid                                                                                  $  38,079             $ 52,041
Income Taxes Paid                                                                                     --                   --
------------------------------------------------------------------------------------- ------------------- --------------------

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

           Resources of the Company up to the date of the acquisition of these Plastics Services facilities, were devoted to marketing its wireless internet services. Since the date of the assets acquisition agreement, the resources of the Company have been devoted to assimilating consolidating the assets and operations of Plastics Services into the Company. Both MobiLAN(R) and Learningport.com(TM) no longer continue as separate divisions of the Company.

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

           ALLOWANCE FOR DOUBTFUL ACCOUNTS AND BAD DEBTS

           The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $35,000 as of December 31, 2007 and at December 31, 2006.

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

           ADVANCES FROM STOCKHOLDERS

           Advances from stockholders consists of advances due on demand for working capital purposes. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the Company has imputed interest at the prime rate plus 1%. Imputed interest expense for the years ended December 31, 2007 and 2006 was $9,726 and $2,201, respectively.

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

           In the MobiLAN(R) division, revenue is recognized as data communication and consulting services are provided or upon sale and or installation of related computer hardware and software.

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

           CONCENTRATIONS OF CREDIT RISK

           Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, which may at times exceed federally insured limits, and trade accounts receivable. The Company had no cash balances that exceeded insured limits at December 31, 2007 or 2006. Cash is placed primarily in high quality short-term interest bearing financial instruments.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
SANFORD, FLORIDA

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE B -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

           CONCENTRATIONS OF CREDIT RISK - CONTINUED

           The Company had two significant customers representing forty three (43%) and twelve (12%) of total 2007 sales. In 2006, two significant customers represented twenty-one (21%) and eighteen (18%) of total sales for the year. Also, the two significant customers comprised approximately eighty two percent (82%) of the accounts receivable balance at December 31, 2007. As of December 31, 2006, two significant customers comprised approximately thirty (30%) of the accounts receivable balance.

           The Company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business and maintains an allowance for anticipated credit losses.

           FAIR VALUE OF FINANCIAL INSTRUMENTS

           The fair value of cash and cash equivalents, accounts receivables, inventory, security deposits, accounts payable, and accrued expenses approximated book value at December 31, 2007 and 2006, because of the immediate or short-term maturity of these financial instruments.

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

           During the year ended December 31, 2007, one officer was issued stock in satisfaction of services to the Company.

           NET LOSS PER COMMON SHARE

           Net loss per common share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic Earnings Per Share is calculated by dividing loss available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended December 31, 2007 and 2006.

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

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
SANFORD, FLORIDA

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE B -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

           INCOME TAXES

           The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred tax assets and liability balances. The Company had no material deferred tax assets or liabilities at December 31, 2007 and 2006.

           PROVISION FOR INCOME TAXES

           Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately five million-three hundred thousand dollars ($5.6 million) in net operating losses as of December 31, 2007, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

NOTE C -   ACCOUNTS RECEIVABLE

           Accounts receivable consisted of the following:

           December 31,                                                                             2007             2006
           ---------------------------------------------------------------------------- ----------------- ----------------

           Trade                                                                                $ 59,698         $ 64,757
           Reproductions                                                                              --               --
           ---------------------------------------------------------------------------- ----------------- ----------------
                                                                                                $ 59,698         $ 64,757
           Less:  Allowance for Doubtful Accounts                                                 35,000           35,000
           ---------------------------------------------------------------------------- ----------------- ----------------

           Net Accounts Receivable                                                              $ 24,698         $ 29,757
           ---------------------------------------------------------------------------- ----------------- ----------------


NOTE D -   INVENTORY

           Inventory consisted of the following:

           December 31,                                                                             2007             2006
           ---------------------------------------------------------------------------- ----------------- ----------------

           Raw Materials                                                                        $ 31,019          $ 33,830
           Work-in-Process                                                                        16,388           21,032
           Finished Goods                                                                             --                --
           ---------------------------------------------------------------------------- ----------------- ----------------

           Total Inventory                                                                      $ 46,407          $ 54,862
           ---------------------------------------------------------------------------- ----------------- ----------------

NOTE E -   PROPERTY AND EQUIPMENT

           Property and equipment consisted of the following:

           December 31,                                                                             2007             2006
           ---------------------------------------------------------------------------- ----------------- ----------------

           Manufacturing Equipment                                                             $ 772,462       $  772,462
           Computer Equipment and Software                                                        66,912           66,912
           Office Furniture and Equipment                                                         42,725           42,725
           Leasehold Improvements                                                                 42,921           42,921
           ---------------------------------------------------------------------------- ----------------- ----------------
                                                                                               $ 925,020        $ 925,020
           Less:  Accumulated Depreciation                                                       918,272          839,418
           ---------------------------------------------------------------------------- ----------------- ----------------

           Net Property and Equipment                                                          $   6,748         $ 85,602
           ---------------------------------------------------------------------------- ----------------- ----------------

           Depreciation expense for the years ended December 31, 2007 and 2006 was $78,854 and $155,295, respectively.

NOTE F -   NOTES AND CAPITAL LEASES PAYABLE

           Notes and capital leases payable consisted of the following:

           December 31,                                                                            2007              2006
           --------------------------------------------------------------------------- ----------------- -----------------

           NOTES PAYABLE
           BUSINESS LOAN CENTER, INC.

           Note payable due December, 2007, payable in monthly installments of
           $4,209, including principal and interest at prime plus 2 3/4% (10.00%
           at December 31, 2006). The loan is secured by all assets of Vintage
           Industries, Inc., with personal guarantees by four shareholders of
           Vintage Industries, Inc. and their spouses, with their residences pledged as additional security, assignment of life insurance in the amount of $350,000 on each of the Vintage Industries, Inc.
           stockholders, and a guarantee by the Small Business Association.                  $        --         $ 12,830

           GE CAPITAL SMALL BUSINESS FINANCE CORPORATION (NOW CEDED TO BUSINESS
           LOAN CENTER, INC.) Note payable due June, 2008, payable in monthly installments of $6,955, including principal and interest at prime plus 2 1/4% (9.50% at December 31, 2007). The loan is secured by certain equipment of Vintage Industries, Inc. in excess of $350,000 with personal guarantees by four shareholders of Vintage Industries,
           Inc. with their residences pledged as additional
           security, and a guarantee by the Small Business Association.                          53,512           123,661


           --------------------------------------------------------------------------- ----------------- -----------------

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
SANFORD, FLORIDA


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE F -   NOTES AND CAPITAL LEASES PAYABLE - CONTINUED

           December 31,                                                                            2007              2006
           --------------------------------------------------------------------------- ----------------- -----------------

           Total Notes and Capital Leases Payable                                              $ 53,512          $ 136,491

           Less:  Amount Due Within One Year                                                     53,512            96,290
           --------------------------------------------------------------------------- ----------------- -----------------

           Amount Due After One Year                                                           $      --         $  40,201
           --------------------------------------------------------------------------- ----------------- -----------------

           Annual maturities of notes and capital leases payable for the five years succeeding December 31, 2007 are as follows:

                        2008            2009            2010             2011            2012      Thereafter            Total
           ------------------ --------------- --------------- ---------------- --------------- --------------- ----------------
                    $ 53,512           $ --             $ --             $ --            $ --            $ --         $ 53,512
           ------------------ --------------- --------------- ---------------- --------------- --------------- ----------------


           Interest expense on the notes and capital leases payable for the years ended December 31, 2007 and 2006 was $38,079 and $52,041, respectively

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
SANFORD, FLORIDA

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE G -   LEASES

           On November 11, 2002, the Company entered into a building sub-lease for office and manufacturing space, with an unrelated third party. The term of the lease was for five years. This sub-lease was subsequently negotiated into a master lease on July 31, 2003 and renewed again on September 1, 2007. The lease covers 25,000 square feet for a term of five years with two options to renew for two years each. The details are further itemized in Part I, Item 2, Description of Property.

           Future minimum lease payments for the five years succeeding December 31, 2007 is as follows:

                          2008              2009              2010               2011              2012             Total
           -------------------- ----------------- ----------------- ------------------ ----------------- -----------------
                     $ 142,881         $ 148,226         $ 153,555           $158,883         $ 164,212         $ 767,757
           -------------------- ----------------- ----------------- ------------------ ----------------- -----------------

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

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
SANFORD, FLORIDA

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE I -   LITIGATION

           On October 3, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by David Byron, a former officer, former employee, and former shareholder of Vintage Industries, Inc., for non-delivery of 288,000 shares of Restricted Common Stock of Mobile Area Networks, Inc., per a general mutual release and separation agreement between Vintage Industries, Inc. and Mr. Byron. Mr. Byron is seeking immediate delivery of 288,000 shares of restricted common stock of Mobile Area Networks, Inc. and damages in the amount of the value of the stock. The Company is withholding delivery of the shares to Vintage Industries, Inc., as it was agreed to in its acquisition Agreement pending the return of various Vintage Industries owned assets which remain allegedly held in the possession of and by Mr. Byron, and which were pledged to GE Capital and others as part of loan security agreements with Vintage. The Company intends to vigorously defend its position as the Company has never entered into any Agreement of any nature whatsoever with Mr. Byron. Therefore the Company does not believe the range of loss, if any, can be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements.

           There has never been at any time, any agreement made by or between Mobile Area Networks, Inc. and Mr. Byron relating to stock shares or any other matter whatsoever.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
SANFORD, FLORIDA

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE J -   RELATED PARTY TRANSACTION

           The Company's President and Chief Executive Officer has continued to defer a large portion of his salary until such time as the Company's cash position will allow such payments. Compensation of $120,000 per year has been accrued and accounted for in the accompanying financial statements under the Accrued Salaries - Related Party caption on the Balance Sheet. During 2007, the Company's President was paid $11,000 and $109,000 was accrued. It is acknowledged by the Company's management and ratified by its Board of Directors that this deferred salary along with personal notes to the Company by the CEO and his wife are considered wages and is the most superior lien and bond against all of the Company's assets.

NOTE K -   GOING CONCERN

           The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

           The Company has reported net losses of $309,668 and $550,938 for the years ended December 31, 2007 and 2006, respectively. As a result, there is an accumulated deficit of $5,577,323 at December 31, 2007. The primary causes of the losses are attributable to the write-off of un-collectible receivables and increased operating costs, due to the acquisition of the Plastics Services operations in 2002, and general operating costs associated with start-up activities, while generating minimal revenue.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None -

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



(A)                   DIRECTORS AND EXECUTIVE OFFICERS:

During the year 2007 the following individuals comprised the Board of Directors and management team. Consistent with Florida corporate law and the Company's By-Laws, the Company's Board of Directors may by unanimous vote increase the number of Board members from time to time and or to elect members to fill vacancies if any.

GEORGE E. WIMBISH, age 64, is a founder of the Company and its concept, and has been a Director of the predecessor Texas Company since November 3, 1996, and Chairman, President and CEO since March 28, 1997. His term of office is yearly until a successor is chosen. His business experience for the past 5 years includes serving as the Company's Chief Executive Officer. Mr. Wimbish does not serve as a Director in any other public company. He resides in Heathrow, Florida.

JEROME L. NETTUNO, age 45, is the CEO of Edgeinova International Inc., a private software development company. He has extensive experience consulting in such matters as financial planning. Mr. Nettuno has been a valued resource to the Company since its inception. He does not serve as a director of any other public company. He resides in Bozeman, Montana.

NOAH V. SAVANT, age 64, attended McNeese State University in Lake Charles, LA. He is the Vice President of Communications Workers of America in Atlanta, GA. He has been the Chief negotiator for all Bell South Agreements and is very active in legislative and political issues. He has served budget director for C.W.A. district 3. He does not serve as a director of any other public company. He resides in Covington, GA.

JERALD R. HOEFT, CPA, age 65, was appointed Chief Financial Officer in January, 2001. Mr. Hoeft has been a practicing CPA in the Orlando area since the end of 1998. Prior to 1999, he was in the financial services industry for over twenty-five years where he served as a chief financial officer and director for several leading public and privately-held companies. Mr. Hoeft does not serve as a Director in any other public company. He resides in Heathrow, Florida.

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

The Company's current policy is that Directors serve without compensation. However, in the future it may be in the Company's best interests to compensate Directors in a manner that will attract the most qualified people to serve on the Company's Board. Through December 31, 2007 the officers of the Company have served mostly without compensation other than the allowance to acquire Restricted founders stock at a preferred price. Mr. Wimbish was paid $11,000 in 2007. The Company's management may determine when it is in the best interest of the Company to compensate Officers and Directors. For the years 1998 through 2007, Mr. Wimbish's annual salary was approved to be $120,000, a portion of which has not been collected and remains in accrued expenses on the 2007 and 2006 balance sheets.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2007 with respect to each director and officer and any person who is known to the Company to be the beneficial owner of five percent (5%) or more of the Company's outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares held by all directors and officers, individually and as a group.

--------------------------------------------------------------------------------
(1)                                             (2)                    (3)
--------------------------------------------------------------------------------
NAME  AND  ADDRESS
OF  OWNER.                                SHARES OWNED              PERCENT

George E. Wimbish*                         25,500,000(a)             52.88%
Director, Chairman, President, & CEO
2772 Depot Street
Sanford, Fl 32773

Judy D. Wimbish*-Secretary, Jointly owns all shares with George Wimbish, CEO.

Dr. Robert M. Good                          2,150,000(a)(c)           4.46%
1282 Regency Place
Heathrow, FL  32746

Jerald R. Hoeft                               320,000(d)               .66%
Chief Financial Officer-Treasurer
Company Address

Jerome L. Nettuno                             978,000(d)              2.03%
Director
Company Address

Noah V. Savant                                 15,000                 0.03%
Director
Company Address

--------------------------------------------------------------------------------
Subtotal                                   28,963,000                60.06%

Other Private Shareholders                 17,071,780(b)             35.40%(c)

Publicly traded shares                      2,191,300                 4.54%

--------------------------------------------------------------------------------

TOTAL                                      48,226,080                100.0%

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

                           MOBILE AREA NETWORKS, INC.

                            By:  /s/ George Wimbish
                                 ---------------------
                                 George Wimbish

                                 President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

--------------------------------------------------------------------------------------------------------
Signature                             Title                                              Date
--------------------------------------------------------------------------------------------------------


/s/ George Wimbish             Director, Chairman, President, Chief Executive.        March 28, 2008
------------------------
George Wimbish

/s/ Jerald R. Hoeft            Chief Financial Officer                                March 28, 2008
------------------------
Jerald R. Hoeft

/s/ Jerome L. Nettuno          Director                                               March 28, 2008
------------------------
Jerome L. Nettuno

/s/ Noah V. Savant             Director                                               March 28, 2008
------------------------
Noah V. Savant
