Form 10QSB
period 2008-03-31
MOBILE AREA NETWORKS INC
filed 2008-05-09
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2008

( )  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________________ to ____________________.

Commission file number 333-18439

                           Mobile Area Networks, Inc.
               ---------------------------------------------------
         (Exact Name of Small Business User as Specified in its Charter)

                  Florida                                        59-3482752
                  -------                                        ----------
      (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization                        Identification No.)

2772 Depot Street,  Sanfiord, Florida                             32773
------------------  -----------------                             -----
(Address of Principal Executive Offices)                        (Zip Code)

407-333-2350
(Issuer's telephone Number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). [ ] Yes No [X]

The registrant has not authorized non-voting common equity and as of March 31, 2008, 48,226,080 shares of the registrant's voting common stock were outstanding and held by non-affiliates. The Company's stock began trading on January 10, 2001 on the OTCBB under the symbol "MANW".

                           MOBILE AREA NETWORKS, INC.

                                      Index


                                                                                                 Page
                                                                                                Number
PART 1.                      FINANCIAL INFORMATION

              Item 1.        Financial Statements

                             Balance Sheets
                                March 31, 2008 (Unaudited)
                                   and December 31, 2007                                           3

                             Statements of Operations
                                Three months ended
                                   March 31, 2008 (Unaudited) and
                                    March  31, 2007(Unaudited)
                                                                                                   4

                             Statements of Cash Flows
                               Three months ended
                                 March 31, 2008 (Unaudited) and
                                   March  31, 2007 (Unaudited)                                     5

                             Notes to Financial Statements                                         6

              Item 2.        Management's Discussion and Analysis of
                               Financial Condition and Results of Operations                      7-8

PART II.                     OTHER INFORMATION                                                     9



                                               MOBILE AREA NETWORKS, INC.

                                                (A Florida Corporation)
                                                    Sanford, Florida
                                                     Balance Sheets




                                                                                                 March 31,
                                                                                 December 31,      2008
                                                                                    2007        (Unaudited)
                                                                                 -----------    -----------
                                                   Assets
Current assets:
      Cash and Cash Equivalents                                                  $    26,920          2,914
      Accounts Receivable-Net of  Allowance for Doubtful  Accounts                    15,708         24,698
      Inventory                                                                       46,407         46,341
                                                                                 -----------    -----------
                   Total current assets                                               98,025         64,963

Property and Equipment-Net of Accumulated Depreciation                                 6,749          5,080

Other Assets:
      Security Deposits and Other Assets                                               7,091          7,091
                                                                                 -----------    -----------
Total Assets                                                                     $   111,865         77,134
                                                                                 ===========    ===========


                                         Liabilities and Stockholders' Deficit

Current liabilities:
      Notes and Capital Leases Payable-Due Within One Year                       $    53,512         47,686
      Acounts Payable                                                                148,727        149,790
      Accrued Expenses                                                                49,470         83,761
                                                                                 -----------    -----------
                   Total current liabilities                                         251,709        281,237
                                                                                 -----------    -----------

Other Liabilities:
      Notes and Capital Leases Payable-Due After One Year                               --             --
      Accrued Salaries-Related Party                                               1,003,973      1,033,973
      Advances from Stockholders                                                     182,597        193,597
                                                                                 -----------    -----------
Total Liabilities                                                                  1,438,279      1,508,807

Stockholders' Deficit
      Common stock, no par value, authorized 50,000,000 shares,
        issued and outstanding 48,226,080 shares                                   4,194,069      4,194,069
      Paid-In Capital                                                                (56,840)        56,840
      Accumulated Deficit                                                         (5,577,323)    (5,682,582)
                                                                                 -----------    -----------
      Total Stockholders' Deficit                                                 (1,326,414)    (1,431,673)
                                                                                 -----------    -----------

Total Liabilities and Stockholders' Deficit                                      $   111,865         77,134
                                                                                 ===========    ===========



See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Operations

                   Three months ended March 31, 2008 and 2007
                                  (unaudited)


                                             Three Months    Three Months
                                                Ended           Ended
                                               March 31,       March 31,
                                                 2008            2007
                                             ------------    ------------

Sales-Net of Returns and Allowances          $     61,765         138,104

Cost of Goods Sold                                 45,721          44,666
                                             ------------    ------------

Gross Profit                                       16,044          93,438

Operating Expenses
        Depreciation                                1,687          19,500
        Bad Debt Expense                             --              --
        Interest and Finance Charges                4,589          11,018
        Outside Services                            2,200            --
        Payroll and Payroll Taxes                  90,894          95,020
        Professional Services                       2,000           2,500
        Other Operating Expenses                   19,933          23,126
                                             ------------    ------------
Total Operating Expenses                          121,303         151,164
                                             ------------    ------------
Loss Before  Other Income                        (105,259)        (57,726)
Other Income
        Trade Accounts Payable written-off           --            66,272
                                             ------------    ------------
Net Income (Loss) before taxes                   (105,259)          8,546
Provision for Taxes                                  --              --

                                             ------------    ------------
Net Income (Loss) for the Period             $   (105,259)   $      8,546
                                             ============    ============

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted                  48,226,080      46,761,080

Net loss per share-Basic and Diluted         $      (0.00)          (0.00)
                                             ============    ============



See accompanying notes to financial statements.

                           MOBILE AREA NETWORKS, INC.
                             (A Florida Corporation)
                                Sanford, Florida
                            Statements of Cash Flows

                   Three months ended March 31, 2008 and 2007
                                   (Unaudited)

                                                                                  Three Months   Three Months
                                                                                      Ended          Ended
                                                                                    March 31,      March 31,
                                                                                       2008          2007
                                                                                    ---------      ---------

Cash flows from operating activities
Net income (loss) for the Period                                                    $(105,259)     $   8,546
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating  Activities:
         Depreciation                                                                   1,687         19,500
         Bad Debt Expense                                                                --             --
Changes in Assets and Liabilities:
         Accounts Receivable                                                            8,990        (29,244)
         Inventory                                                                         66         12,465
         Accounts Payable                                                               1,063         (6,011)
         Accrued Expenses                                                              34,291         (2,667)
         Accrued Salaries-Related Party                                                30,000         30,000
                                                                                    ---------      ---------
Net Cash Flows from Operating Activities                                              (29,162)        32,589

Cash Flows from Investing  Activities
         Acquisition of Property and Equipment                                            (18)          --
Cash Flows from Financing Activities
          Advances (Repayments) from Stockholders                                      11,000        (15,000)
          Proceeds from Issuance of Common Stock                                         --             --
          Trade Accounts Payable Written-Off                                             --          (66,272)
          Increases (Repayment) of Notes and Capital Leases Payable                    (5,826)       (10,544)
                                                                                    ---------      ---------

Net Cash Flows from Financing Activities                                                5,174        (91,816)
                                                                                    ---------      ---------

Net Change in Cash and Cash Equivalents                                               (24,006)       (59,227)

Cash and Cash Equivalents-Beginning of  Period                                         26,920         88,604
                                                                                    ---------      ---------

Cash and Cash Equivalents-End of  Period                                            $   2,914      $  29,377
                                                                                    =========      =========

Supplemental disclosure of cash flow information

     Cash paid for:
          Taxes                                                                     $    --             --
                                                                                    =========      =========

          Interest                                                                  $   4,589         11,018
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


Note B -   Going Concern
           The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $105,259 and net income of $8,546 for the three months ended March 31, 2008 and 2007, respectively. As a result, there is an accumulated deficit of $5,682,582 at March 31, 2008. The primary causes of the loss for 2008 and operating losses in earlier years are attributable to decreases in orders from several key customers, competition and soft economic conditions.

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

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



                         Liquidity and Capital Resources

Working Capital amounted to $(186,274) at March 31, 2008 compared to $(153,684) at December 31, 2007. Cash amounted to $2,914 at March 31, 2008 as compared to $26,920 at December 31, 2007. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash from or (used in) operating activities for the three months ended March 31, 2008 and 2007 was ($29,162) and $32,589. For the three months ended March 31, 2008, cash was provided primarily by advances from shareholders. For the three months ended March 31, 2007, cash was provided from operating activities. During the three months ended March 31, 2008 and 2007, cash was used to fund operations.

As indicated herein, the Company's short term liquidity needs have been historically satisfied primarily from the continuing sale of the Company stock and advances from stockholders.


                              Results of Operations

Sales decreased during the current period first quarter as compared with the year earlier period. For the three months ended March 31, 2008 sales were $61,765 and for the three months ended March 31, 2007, sales were $138,104. The decrease relates to certain economic softness in the plastics industry and also to decreases in orders from certain key customers.

Cost of Goods Sold increased slightly during the current period first quarter as compared with the year earlier first quarter. For the three months ended March 31, 2008, Cost of Goods Sold were $45,721 and for the three months ended March 31, 2007, Cost of Goods Sold were $45,666.

Total Operating Expenses decreased from $151,164 for the three months ended March 31, 2007 to $121,303 for the three months ended March 31, 2008.

Depreciation expense decreased from $19,500 in the year earlier first quarter to $1,687 in the current year first quarter. Certain items of equipment became fully depreciated.

Bad Debt Expense was $-0- during the current year first quarter as well as the prior year first quarter. The allowance for uncollectible accounts was considered adequate for the current period.

Interest and Finance Charges expense decreased from $11,018 for the three months ended March 31, 2007 to $4,589 for the three months ended March 31, 2008. The overall level of outstanding long-term debt is less during the current quarter compared to the year earlier period.

Outside Services expense is $2,200 for the three months ended March 31, 2008 compared to $-0- for the three months ended March 31, 2007. The current year charge was for the use of contract labor for plant operations.

Payroll and Payroll Taxes expense decreased from $95,020 for the three months ended March 31, 2007 to $90,894 for the three months ended March 31, 2008. The decrease reflects the reduction in staff necessitated by the reduction in orders.

Professional Services expense was $2,000 for the three months ended March 31, 2008 and $2,500 for the three months ended March 31, 2007. The amounts reflect fees paid to its independent public accountants for auditing services.

Other Operating Expenses were $19,933 for the three months ended March 31, 2008 and $23,126 for the three months ended March 31, 2007. The decrease relates principally to reduced payments for travel, utilities and office expenses.

Other Income was $-0- and $66,272 for the three months ended March 31,2008 and March 31, 2007, respectively. The amount recognized in 2007 included the write-off of stale-dated trade accounts payable carried forward from a previous acquisition.

The Net Loss for the Period was $105,259 for the three months ended March 31, 2008, a decrease from the $8,546 Net Income reported for the three months ended March 31, 2007. The Net Income (Loss) Per Share remained unchanged at $.00.


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


                             Controls and Procedures
With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on March 31, 2008. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended March 31, 2008.

Subsequent to March 31, 2008, through the date of this filing of Form 10-QSB for the quarterly period ended March 31, 2008, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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



                                                MOBILE AREA NETWORKS INC.



May 9, 2008                                     /s/ George Wimbish
------------                                    ------------------
Date                                            George Wimbish
                                                Director, Chairman and President