Form 10-Q
period 2008-06-30
MOBILE AREA NETWORKS INC
filed 2008-08-08
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 333-18439

———————

Mobile Area Networks, Inc.

(Exact name of registrant as specified in its charter)

———————

Florida	59-3482752
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2772 Depot Street, Sanford, Florida  32773

(Address of Principal Executive Offices) (Zip Code)

407-333-2350

(Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		X
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			Yes	X	No

As of June 30, 2008, 48,276,080 shares of the registrant’s voting common stock were outstanding and held by non-affiliates.

MOBILE AREA NETWORKS, INC.

Index

Page
PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

1

Balance Sheets
June 30, 2008 (Unaudited) and December 31, 2007

1

Statements of Operations
Three and Six months ended June 30, 2008 (Unaudited) and June 30, 2007(Unaudited)

2

Statements of Cash Flows
Six months ended June 30, 2008 (Unaudited) and June 30, 2007 (Unaudited)

3

Notes to Financial Statements

4

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

5

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

6

Item 4.

Controls and Procedures.

6

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

7

Item 1A.

Risk Factors.

7

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

7

Item 3.

Defaults Upon Senior Securities.

7

Item 4.

Submission of Matters to a Vote of Security Holders.

7

Item 5.

Other Information.

7

Item 6.

Exhibits.

7

SIGNATURES

8

1

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31, 2007	June 30, 2008 (Unaudited)
Assets
Current assets:
Cash	$26,920	$(11,679)
Accounts Receivable-Net of Allowance for Doubtful Accounts	24,698	29,418
Inventory	46,407	76,182
Total current assets	98,025	93,921

Property and equipment, net of Accumulated Depreciation	6,749	33,374

Other Assets:
Security Deposits and Other Assets	7,091	7,091
Total assets	$111,865	$134,386
Liabilities and Stockholders’ Deficit
Current liabilities:
Notes and Capital Leases Payable-Due Within One Year	$53,512	$59,179
Accounts Payable	148,727	147,979
Accrued Expenses	49,470	119,425
Total current liabilities	251,709	326,583
Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	—	49,370
Accrued Salaries-Related Party	1,003,973	1,063,973
Advances from Stockholders	182,597	220,597
Total Liabilities	1,438,279	1,660,523
Stockholders’ deficit:
Common stock, no par value; authorized 50,000,000 shares;
Issued and outstanding 48,226,080 and 48,276,080 shares.	4,194,069	4,194,069
Paid-In Capital	56,840	56,840
Accumulated Deficit	(5,577,323)	(5,777,046)

Total stockholders’ deficit	(1,326,414)	(1,526,137)

Total liabilities and stockholders’ deficit	$111,865	$134,386

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three and Six months ended June 30, 2008 and 2007

(Unaudited)

	Three months Ended June 30, 2008	Three months Ended June 30, 2007	Six months Ended June 30, 2008	Six months Ended June 30, 2007

Sales-Net of Returns and Allowances	$69,670	$101,479	$131,435	$239,583
Cost of Goods Sold	39,438	79,862	85,160	124,529
Gross Profit (Loss)	30,232	21,617	46,275	115,054

Operating expenses
Depreciation	1,687	19,500	3,374	39,000
Bad Debt Expense	—	—	—	—
Interest and Finance Charges	4,535	7,393	9,124	18,411
Outside Services	2,360	—	4,560	—
Payroll and Payroll Taxes	90,706	92,412	181,600	187,432
Professional Services	—	2,500	2,000	5,000
Other Operating Expenses	25,407	47,160	45,340	70,285
Total Operating Expenses	124,695	168,965	245,998	320,128
Loss Before Other Income and Provision for Taxes	(94,463)	(147,348)	(199,723)	(205,074)
Other Income
Trade Accounts Payable written-off	—	—	—	66,272
Net Income (Loss) before taxes	(94,463)	(147,348)	(199,723)	(138,802)
Provision for Taxes	—	—	—	—
Net Loss for the Period	$(94,463)	$(147,348)	$(199,723)	$(138,802)

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	48,218,387	46,761,080	48,221,936	46,761,080

Net loss per share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Six months ended June 30, 2008 and 2007

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Cash flows from operating activities
Net loss for the period	$(199,723)	$(138,802)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:

Depreciation	3,374	39,000
Bad Debt Expense	—	—
Changes in Assets and Liabilities:
Accounts Receivable	(4,720)	1,279
Inventory	(29,775)	6,402
Accounts Payable	(748)	(75,001)
Accrued Expenses	69,955	63,663
Accrued Salaries-Related Party	60,000	60,000
Net Cash Flows from Operating Activities	(101,637)	(43,459)
Cash flows from Investing Activities
Acquisitions of Property and Equipment	(30,000)	—
Cash Flows from Financing Activities
Advances from (Repayments to) stockholders	38,000	(15,000)
Proceeds from Issuance of Common Stock	—	—
Issuance of new debt	59,999	—
Repayment of Notes Payable	(4,961)	(28,468)

Net Cash Flows from Financing Activities	93,038	(43,468)

Net Change in Cash and Cash Equivalents	(38,599)	(86,927)

Cash and Cash Equivalents-Beginning of Period	26,920	88,604

Cash and Cash Equivalents-End of Period	$(11,679)	$1,677

Cash paid for:
Taxes	$—	$—

Interest	$9,124	$18,411

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Notes to Financial Statements

Note A - Basis of Presentation

The condensed financial statements of Mobile Area Networks, Inc. (the ”Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form10-K.

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

Note B - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $199,723 and $138,802 for the six months ended June 30, 2008 and 2007, respectively. As a result, there is an accumulated deficit of $5,777,045 at June 30, 2008. The primary causes of the losses are attributable to the inability of the Company to obtain sales orders in sufficient volume to offset expenses.

The Company’s continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company plans to raise sufficient working capital through equity offerings and restructure debt to lower its monthly payments and interest costs. The Company continues to fund operational deficits through the acquisition of debt and equity financing through private individuals. The Company is currently seeking bank lines of credit and is pursuing venture capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note C – Purchase of Assets

On May 16, 2008 the Company purchased inventory ($30,000) and equipment ($29,999) from Vortex Innerspace Products, Inc. The Company made a down payment of $1.00 and issued a promissory note for $59,999. The note bears an interest rate of 4.0% and requires monthly payments of $1,771.44 for thirty-six (36) months.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working Capital amounted to $(232,662) at June 30, 2008 compared to $(153,684) at December 31, 2007. Cash amounted to $(11,679) at June 30, 2008 as compared to $26,920 at December 31, 2007.  As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the six months ended June 30, 2008 and 2007 was $(101,637) and $(43,459), respectfully primarily as a result of the Company’s net losses.  For the six months ended June 30, 2008, cash was provided principally from shareholder loans. For the six months ended June 30, 2007 cash was provided principally from operations. During the six months ended June 30, 2008 and 2007, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales decreased during the current period second quarter and six months as compared with the year earlier period. For the three months ended June 30, 2007 sales were $101,479 and for the three months ended June 30, 2008, sales were $69,670, a 31 % decrease. For the six months ended June 30, 2007, sales were $239,583 and for the six months ended June 30, 2008, sales were $131,435, a 45% decrease. The decreases for both the three month and six month periods relate to the Company’s unsuccessful ability to receive a continuing stream of orders from its existing customer base.

Cost of Goods Sold decreased during the three and six month periods when compared to the year earlier periods. For the three months ended June 30, 2008, Cost of Goods Sold were $39,438 and for the three months ended June 30, 2007, Cost of Goods Sold were $79,862. For the six months ended June 30, 2008, Cost of Goods Sold were $85,160 and for the six months ended June 30, 2007, Cost of Goods Sold were $124,529. The decreases for the three and six month periods relate principally to lower levels of sales.

Total Operating Expenses decreased to $124,695 for the three months ended June 30, 2008 from $168,965 for the three months ended June 30, 2007. For the six months ending June 30, 2008, operating expenses decreased to $245,998 from $320,128 for the six months ending June 30, 2007.

Depreciation expense decreased from $39,000 for the year earlier six month period to $3,374 for the current year six month period. Certain assets became fully-depreciated during the current year.

Bad Debt Expense was $-0- for the three and six months ending June 30, 2008 and 2007.  The reserve for uncollected accounts is considered reasonable based on the aging of accounts receivable.

Interest and Finance Charges decreased from $7,393 for the three months ended June 30, 2007 to $4,535 for the three months ended June 30, 2008. Interest and Finance Charges decreased from $18,411 for the six months ended June 30, 2007 to $9,124 for the six months ended June 30, 2008. The current period interest expense and finance charges are less due to a smaller amount of interest-bearing outstanding debt.

Outside Services expense was $-0- for the three months ended June 30, 2007 and $2,360 for the three months ending June 30, 2008. For the six months ended June 30, 2007, Outside Services expense was $-0- compared to $4,560 for the six months ended June 30, 2008. The incidence of contracted labor expenses vary with Company staffing and the levels of production.

Payroll and Payroll Taxes expense decreased from $92,412 for the three months ended June 30, 2007 to $90,706 for the three months ended June 30, 2008. For the six months ended June 30, 2007, Payroll and Payroll Taxes expense decreased from $187,432 to $181,600 for the six months ended June 30, 2008. The decreases for the three and six month periods reflect decreased staffing and production activity compared to the year earlier period.

Professional Services expense decreased from $2,500 for the three months ended June 30, 2007 to $-0- for the three months ended June 30, 2008. For the six months ended June 30, 2007, Professional Services expense decreased from $5,000 to $2,000 for the six months ended June 30, 2008. The expenses were for audit services from the Company’s independent public accountants.

Other Operating Expenses were $25,408 for the three months ended June 30, 2008 and $47,160 for the three months ended June 30, 2007. Other Operating Expenses were $45,341 for the six months ended June 30, 2008 and $70,285 for the six months ended June 30, 2007.  The decreases for both the three and six month periods relate principally to reduced spending for advertising, marketing, local taxes and electrical utilities.

Other Income for the six months ending June 30, 2007 was $66,272 representing the writing-off of stale-dated trade accounts payable. There was no similar transaction in 2008.

The Net Loss for the Period was $(94,463) for the three months ended June 30, 2008 a decrease from the $(147,348) Net Loss for The Period reported for the three months ended June 30, 2007. The Net Loss for the Period was $(199,723) for the six months ended June 30, 2008, an increase from the $(138,802) Net Loss reported for the six months ended June 30, 2007. The Net Loss Per Share remained unchanged at $0.00.

Forward-Looking Statements

The Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company’s Annual Report included in its annual filing on Form 10-K.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting company.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our principal executive officer and principal financial officer reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2008 our disclosure controls and procedures were effective in ensuring that all material information required to be included in this Quarterly Report on Form 10-Q was made known to them in a timely fashion.

Changes in Internal Control over Financial Reporting: Such evaluation did not identify any significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the effectiveness of controls: A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 1A.

Risk Factors.

Not required for smaller reporting company.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

No.	Description

31.1	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a)

31.2	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a)

32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008

MOBILE AREA NETWORKS INC.

By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President

8