Form 10KSB/A
period 2007-12-31
MOBILE AREA NETWORKS INC
filed 2008-09-25
CIK 1029454

1

1

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

Shares of Common Stock, no par value outstanding at December 31, 2007:
48,226,080

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None -


ITEM 8A.  CONTROLS AND PROCEDURES

(A) MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclusure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission ("SEC") reports due to the Company's limited resources and lack of ability to have multiple levels of transaction review. Through the use of internal consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilites of that section, and is not incorporated by reference into any filing of the Company, whether made before of after the date hereof, regardless of any general incorporation language in such filing.

(B) CHANGES IN INTERNAL CONTROLS

There have been no changes in the Company's internal control over financial reporting during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting."

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

--------------------------------------------------------------------------------------------------------
Signature                             Title                                              Date
--------------------------------------------------------------------------------------------------------


/s/ George Wimbish             Director, Chairman, President, Chief Executive.        September 24, 2008
------------------------
George Wimbish

/s/ Jerald R. Hoeft            Chief Financial Officer                                September 24, 2008
------------------------
Jerald R. Hoeft

/s/ Jerome L. Nettuno          Director                                               September 24, 2008
------------------------
Jerome L. Nettuno

/s/ Noah V. Savant             Director                                               September 24, 2008
------------------------
Noah V. Savant
