Form 10KSB/A
period 2007-12-31
MOBILE AREA NETWORKS INC
filed 2008-10-01
CIK 1029454

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None -


ITEM 8A.  CONTROLS AND PROCEDURES

(A) MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: As of December 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) promulgated under the Exchange Act Rules.

The Company's disclosure controls and procedures were ineffective as of December 31, 2007 due to the failure to file MANAGEMENTS ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING in our original annual report on Form 10-KSB.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accorrdance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Mobile Area Networks, Inc; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2007. The determination that our internal control over financial reporting was not effective is due to the Company's limited resources and lack of ability to have multiple levels of transaction review. Management believes that this "lack of segregation of duties" will be resolved as the Company's growth provides for the necessary additional staff. Through the use of internal consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making thyis assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded that we maintained ineffective internal control over financial reporting as of December 31, 2007.

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

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      Exhibit 31.1    CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT

      Exhibit 31.2    CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT

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

--------------------------------------------------------------------------------------------------------
Signature                             Title                                              Date
--------------------------------------------------------------------------------------------------------


/s/ George Wimbish             Director, Chairman, President, Chief Executive.        September 29, 2008
------------------------
George Wimbish

/s/ Jerald R. Hoeft            Chief Financial Officer                                September 29, 2008
------------------------
Jerald R. Hoeft

/s/ Jerome L. Nettuno          Director                                               September 29, 2008
------------------------
Jerome L. Nettuno

/s/ Noah V. Savant             Director                                               September 29, 2008
------------------------
Noah V. Savant
