Form 10-Q
period 2008-09-30
MOBILE AREA NETWORKS INC
filed 2008-11-12
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

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

As of September 30, 2008, 46,210,788 shares of the registrant’s voting common stock were outstanding and held by non-affiliates.

MOBILE AREA NETWORKS, INC.

Index

Page
PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

1

Balance Sheets
September 30, 2008 (Unaudited) and December 31, 2007

1

Statements of Operations
Three and Nine months ended September 30, 2008 (Unaudited) and September 30, 2007(Unaudited)

2

Statements of Cash Flows
Nine months ended September 30, 2008 (Unaudited) andSeptember 30, 2007 (Unaudited)

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

Defaults Upon Senior Securities.

7

Item 4.

Submission of Matters to a Vote of Security Holders.

7

Item 5.

Other Information.

7

Item 6.

Exhibits.

7

SIGNATURES

8

1

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31, 2007	September 30, 2008 (Unaudited)
Assets
Current assets:
Cash	$26,920	$167,052
Accounts Receivable-Net of Allowance for Doubtful Accounts	24,698	6,250
Inventory	46,407	61,321
Prepaid Expenses	—	36,279
Total current assets	98,025	270,902

Property and equipment, net of Accumulated Depreciation	6,749	30,188

Other Assets:
Security Deposits and Other Assets	7,091	7,091
Total assets	$111,865	$308,181
Liabilities and Stockholders’ Deficit
Current liabilities:
Notes and Capital Leases Payable-Due After One Year	$53,512	$69,393
Accounts Payable and Accrued Expenses	198,197	144,195
Total current liabilities	251,709	213,588
Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	—	39,156
Accrued Salaries-Related Party	1,003,973	1,093,973
Advances from Stockholders	182,597	213,597
Total Liabilities	1,438,279	1,560,314
Stockholders’ deficit:
Common stock, no par value; authorized 50,000,000 shares;
Issued and outstanding 44,060,788 and 46,210,788,respectively	4,194,069	4,616,073
Paid-In Capital	56,840	56,840
Accumulated Deficit	(5,577,323)	(5,925,046)

Total stockholders’ deficit	(1,326,414)	(1,252,133)

Total liabilities and stockholders’ deficit	$111,865	$308,181

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three and Nine months ended September 30, 2008 and 2007

(Unaudited)

	Three months Ended September 30, 2008	Three months Ended September 30, 2007	Nine months Ended September 30, 2008	Nine months Ended September 30, 2007

Sales-Net of Returns and Allowances	$36,202	$112,850	$167,637	$352,433
Cost of Goods Sold	56,063	54,821	143,223	179,350
Gross Profit (Loss)	(21,861)	58,029	24,414	173,083

Operating expenses
Depreciation	3,187	19,500	6,561	58,500
Bad Debt Expense	—	—	—	—
Interest and Finance Charges	3,051	5,580	12,175	23,991
Outside Services	3,435	2,301	7,995	2,301
Payroll and Payroll Taxes	82,645	91,010	264,245	278,442
Professional Services	2,000	1,500	4,000	6,500
Other Operating Expenses	31,822	45,186	77,162	115,470
Total Operating Expenses	126,140	165,077	372,138	485,204
Loss Before Other Income and Provision for Taxes	(148,001)	(107,048)	(347,723)	(312,121)
Other Income
Gain on Forgiveness of Debt	—	13,268	—	79,539
Net Income (Loss) before taxes	(148,001)	(93,780)	(347,723)	(232,582)
Provision for Taxes	—	—	—	—
Net Loss for the Period	$(148,001)	$(93,780)	$(347,723)	$(232,582)

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	44,618,480	42,782,919	44,337,308	42,658,851

Net loss per share-Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Nine months ended September 30, 2008 and 2007

(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Cash flows from operating activities
Net loss for the period	$(347,723)	$(232,582)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:

Depreciation	6,561	58,500
Bad Debt Expense	—	—
Changes in Assets and Liabilities:
Accounts Receivable	18,448	6,600
Inventory	(14,914)
Prepaid Expenses	(36,279)	1,098
Accounts Payable and Accrued Expenses	(54,002)	(97,795)
Accrued Salaries-Related Party	90,000	105,369
Net Cash Flows from Operating Activities	(337,909)	(158,810)
Cash flows from Investing Activities
Acquisitions of Property and Equipment	(30,000)	—
Cash Flows from Financing Activities
Advances from (Repayments to) stockholders	31,000	(46,000)
Proceeds from Issuance of Common Stock	422,004	283,000
Increase (Decrease) in Long-Term Debt	55,037	(75,597)

Net Cash Flows from Financing Activities	508,041	161,403

Net Change in Cash and Cash Equivalents	140,132	2,593

Cash and Cash Equivalents-Beginning of Period	26,920	88,603

Cash and Cash Equivalents-End of Period	$167,052	$91,196

Cash paid for:
Taxes	$—	$—

Interest	$12,175	$23,991

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

Note B - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $347,723 and $232,582 for the nine months ended September 30, 2008 and 2007, respectively. As a result, there is an accumulated deficit of $5,925,046 at September 30, 2008. The primary causes of the losses are attributable to the inability of the Company to obtain sufficient sales.

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

Note C – Forgiveness of Debt

For the three months and nine months ending September 30, 2007, the Company recognized $13,268 and 79,539, respectively, of stale-dated trade accounts payable.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working Capital amounted to $57,314 at September 30, 2008 compared to $(153,684) at December 31, 2007. Cash amounted to $167,052 at September 30, 2008 as compared to $26,920 at December 31, 2007.  As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the nine months ended September 30, 2008 and 2007 was $(337,909) and $(158,810), respectfully primarily as a result of the Company’s net losses.  For the nine months ended Septembetr 30, 2008 and 2007, cash was provided primarily by additional stock issuance and advances from stockholders. During the nine months ended September 30, 2008 and 2007, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales decreased during the current period third quarter as compared with the year earlier period. For the three months ended September 30, 2008 sales were $36,202 and for the three months ended September 30, 2007, sales were $112,850. For the nine months ended Septembert 30, 2008, sales were $167,637 and for the nine months ended September 30, 2007, sales were $352,433. The decreases for the three and nine month periods relate to the Company’s inability to obtain sales orders due to competitive forces and also the lag time between mold production and the inception of production runs.

Cost of Goods Sold increased for the three month period and decreased for the nine month period. For the three months ended September 30, 2008, Cost of Goods Sold were $56,063 and for the three months ended September 30, 2007, Cost of Goods Sold were $54,821. For the nine months ended September 30, 2008, Cost of Goods Sold were $143,223 and for the nine months ended September 30, 2007, Cost of Goods Sold were $179,350. The increase for the three month period relate to increases in inventory unit costs due to increases in petroleum prices which significantly affect resin prices. The decrease for the nine months relates to the decrease in sales volume.

Total Operating Expenses decreased to $126,140 for the three months ended September 30, 2008 from $165,077 for the three months ended September 30, 2007. For the nine months ending September 30, 2008, operating expenses decreased to $372,138 from $485,204 for the nine months ending September 30, 2007.

Depreciation expense decreased from $58,500 for the year earlier nine month period to $6,561 for the current year nine month period. The decreases result from more of the Company’s assets becoming fully depreciated.

Bad Debt Expense was unchanged at $-0- for both the three and nine month periods ending September 30, 2008 and 2007. The reserve for uncollected accounts is considered adequate based on the current aging.

Interest and Finance Charges decreased from $5,580 for the three months ended September 30, 2007 to $3,051 for the three months ended September 30, 2008. Interest and Finance Charges decreased from $23,991 for the nine months ended September 30, 2007 to $12,175 for the nine months ended September 30, 2008. The decreases for both the three and nine month period relate to lower amounts of outstanding debt during the current year.

Outside Services expense increased to $3,435 for the three months ended September 30, 2008 from $2,301 for the three months ending September 30, 2007. For the nine months ended September 30, 2007, Outside Services expense increased from $2,301 to $7,995 for the nine months ended September 30, 2008. The increases relate to increased needs for contracted labor expenses, principally for mold production.

Payroll and Payroll Taxes expense decreased from $91,010 for the three months ended September 30, 2007 to $82,645 for the three months ended September 30, 2008. For the nine months ended September 30, 2007, Payroll and Payroll Taxes expense decreased from $278,442 to $264,245 for the nine months ended September 30, 2008. The decreases reflect a reduction in staffing necessitated by the reduced volume of business.

Professional Services expense increased from $1,500 for the three months ended September 30, 2007 to $2,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2007, Professional Services expense decreased from $6,500 to $4,000 for the nine months ended September 30, 2008. The increase for the three month and decrease for the nine month period relates to fees paid to its independent accountant for review and auditing services.

Other Operating Expenses decreased from $45,186 for the three months ended September 30, 2007 to $31,822 for the three months ended September 30, 2008. Other Operating Expenses decreased from $115,470 for the nine months ended September 30, 2007 to $77,162 for the nine months ended September 30, 2008.  The decrease for the three month period relates principally to reduced spending for office expenses, utilities, business insurance and health insurance. The decrease for the nine month period relates primarily to reduced spending on advertising, marketing, utilities, office expenses and insurance, both business and health.

Other Income for the three and nine months ending September 30, 2008 was $-0-. For the three and nine months ending September 30, 2007, Other Income was $13,268 and $79,539, respectively. The Company wrote-off certain stale dated trade accounts payable.

The Net Loss for the Period was $(148,001) for the three months ended September 30, 2008, an increase from the $(93,780) Net Loss reported for the three months ended September 30, 2007. The Net Loss for the Period was $(347,723) for the nine months ended September 30, 2008, an increase from the $(232,582) Net Loss reported for the nine months ended September 30, 2007.

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

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our principal executive officer and principal financial officer reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2008 our disclosure controls and procedures were effective in ensuring that all material information required to be included in this Quarterly Report on Form 10-Q was made known to them in a timely fashion.

Changes in Internal Control over Financial Reporting: Such evaluation did not identify any significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s interrnal control over financial reporting.

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

Date: November 12, 2008

MOBILE AREA NETWORKS INC.

By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President

8