Form 10-K
period 2008-12-31
MOBILE AREA NETWORKS INC
filed 2009-03-27
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  December 31, 2008

☐

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

407-333-2350

(Issuer’s telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge , in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12-b of the Exchange Act. Yes ☐  No ☑

As of December 31, 2008, 48,360,788 shares of the registrant’s voting common stock were outstanding and held by non-affiliates.

PART I

Forward-Looking Statements:

In addition to historical information, this Annual report on Form 10-K may contain statements that could constitute “forward-looking statements” under the federal securities laws. Forward-looking statements often are characterized by terms such as “may”, “believes”, “projects”, “expects”, or “anticipates”, and do not reflect historical facts. Forward-looking statements involve risks, uncertainties, and other factors that may cause the Company’s actual results, performances or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could effect the Company’s results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified throughout this report and in the section in Item 6, below, as well as other factors that the Company currently is unable to identify or quantify, but that may exist in the future. In addition, the foregoing factors may effect generally the Company’s business, results of operations, and financial position. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements included in this report on Form 10-K.

Item 1. Business.

Mobile Area Networks, Inc. (OTCBB: “MANW”)  was incorporated in Texas on May 22, 1996 and a Florida corporation of the same name and purpose was formed on November 28, 1997 and became effective on January 1, 1998. The Florida corporation then became the successor in interests to the Texas corporation of the same name. The Texas corporation transferred all right, title, and interests in and to its assets over to the Florida Company. Such transfer was made in exchange for the Company’s issuance of stock to the Texas Company’s shareholders on a five for one share basis. That is, each share of the previously outstanding stock was split up into five shares of the Company’s stock. The Management of the Company had previously decided to operate from and be domiciled in the state of Florida and also decided to streamline its corporate operations, and at the same time created more authorized shares for the corporation to use for funding and or acquisitions. This was accomplished without diluting the ownership of the then current shareholders.

The primary effect of this action was to change the State of Incorporation of the Company.

Mobile Area Networks, Inc. the “Company”, began operations in Heathrow, Florida in 1996, and in early 1997 the company successfully developed, deployed, and documented the first use of any Wireless internet or data service into hotels. This service was for users of laptop computers and stationary internet computers “kiosks”, beginning in the Westin Hotel in Waltham (Boston), MA. and other hotels, office buildings, convention centers, and the town of Altamonte Springs Florida. Less secure services with free access became the dominant business model, and although technically successful, this service did not generate sufficient revenues to sustain operations, and the Company’s management pursued other means of generating revenues to sustain the operating Company.

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

Simultaneous to the acquisition of the Vintage assets the Company acquired the complete plastic molding machinery and equipment of “Recoton Corporation” (at that time a NASDAQ company) in a distress sale which allowed the Company to pay a small amount of cash, plus the agreement to furnish Recoton with certain parts production requirements which it had been molding in-house. The effect of this transaction was to dramatically increase production capacity for the Company. However the short term effect was detrimental to the cash position of the Company and then shortly thereafter Recoton’s business ceased operating. At the time of Recoton’s demise the Company had consolidated operations from four smaller facilities into one much larger manufacturing facility beginning in December 2002. The Company began the year 2003 as essentially a start-up molding company. In the years when the demand for these plastic services was great Vintage did not have the capacity to increase production and after the consolidation the demand and profitability for these services was eroded by foreign competition.

The business and customer base changed substantially after the Vintage assets acquisition by Mobile Area Networks, Inc. Previously Vintage derived the majority of its revenues from one business segment which was the sporting firearms industry. Customers included many of the well known firearms makers in the business such as; Austin Halleck, Charter Arms, Colt, Henry Repeating Arms, North American Arms, Marlin Firearms, Mossberg, Savage Arms, and Winchester. For several years the sporting arms industry suffered economically but at the year ending 2008 the industry appeared to be improving and some of these companies remain customers of the Company.

THE FUTURE OF PLASTICS AND THE COMPANY:  During the year ended 2008 the Company generated its plastics services revenues from a diverse mix of residential and commercial construction product parts, military and simulation training parts, orthopedic device parts, consumer product parts, automotive computer housings, sporting rifle parts, archery bow parts, snow ski equipment parts, novelty toys, concrete block construction parts, and air conditioner parts. The Company’s management is also working to develop proprietary items to market in addition to custom molding in order to better control production scheduling and costs in the future.

THE FUTURE OF PLASTIC MOLD MAKING: During the year 2008 the Company obtained new business because of its ability to develop molds from customer’s ideas, as well as its ability to modify and maintain molds. Many plastic molders must outsource mold maintenance whenever repairs are needed, which causes dramatic delays in production time. The Company also offers product development prototyping and mold design to speed the process of “Idea To Product”.

The Company is not aware of any required government approval for any of its services, but should this need arise there is no reason for the Company to believe that it would not be able to obtain such approvals.

The Company estimates that it has expended approximately $695,000 on research and development during the past eight years, the majority of which has been provided by investors in the Company and primarily with respect to the Company’s wireless systems and plastics molding systems. The Company is not aware of any environmental issues that may impact the Company or its services.

The Company has approximately nine full time employees including its President. In addition there are part time consultants available to the Company on an as needed basis. The Company also has marketing arrangements with outside individuals on a commission only basis.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company leases its office and manufacturing facility at 2772 Depot Street in Sanford, Florida. That lease, which originally was a sub-lease, was executed on November 11, 2002 covering 20,680 square feet for a five year term. On July 31, 2003 the Company negotiated a master lease covering the entire 25,000 square feet for a term of three years and ten months commencing on August 1, 2003 and continuing through May 31, 2007. On September 1, 2007, the Company executed a five-year lease with the same owner effective June 1, 2007 through May 31, 2012. On January 1, 2009, the Company executed a new seven year lease with the same owner effective January 1, 2009 through December 31, 2015 with a base rent of $10,500.00 and pro-rated real estate taxes plus sales taxes aggregating $12,293.23 per month.. The lease is subject to annual increases of $.20 per square foot. The lease provides two options to renew the term for five years each. Additionally, the lease provides the tenant with the right of first refusal to lease, under the same terms, the approximate 10,000 square feet of adjoining space should it become available. During 2006, the Company exchanged Treasury Stock with its landlord for approximately eight months of rent. The difference between the fair market value of the stock at the effective date of the exchange and the cost of the Treasury Stock has been credited to Paid-In Capital. As of December 31, 2008 all office equipment and furnishings were owned by the Company outright and without leases.

The Company owns the registered trademark “mobiLAN®”, and claims copyright ownership of other creative and derivative works. On April 28, 1998 Mobile Area Networks, Inc. was granted U.S. Patent #5,745,884 which covers “System And Method For Billing Data Grade Network Use On A Per Connection Basis.” There can be no guarantee of any tangible value for this patent, which was accounted for as a fully amortized intangible asset on the balance sheet of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

On January 10, 2001, the Company’s stock began publicly trading on the OTCBB system under the symbol “MANW”.

The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2008.

	High	Low
First Quarter	.05	.04
Second Quarter	.04	.03
Third Quarter	.04	.03
Fourth Quarter	.03	.01

The proceeds from the Company’s stock sales to date have been and are being used primarily to fund the continuing  operations of the Company’s plastics manufacturing systems as well as for funding administrative activities and marketing programs of the Company which now includes the consolidated plastics molding facility. The Company continues to explore acquisition opportunities in order to grow the revenue base and build value for the Company.

A majority of the Company’s total outstanding shares, 48,360,788 are restricted for sale under SEC Rule 144. Total authorized shares are 50 million. Most of the outstanding shares are owned by Company founders or insiders as reported in the Prospectus of the Company dated February 16, 1999 and in subsequent periodic reports including this Annual Report, such insider owned shares being further restricted as to resale. The Company has no obligation or requirement to register any of the restricted shares for public sales. However, shares held for the required time period under Rule 144 could under certain conditions be sold by the owners of those shares who are not considered to be insiders or owners of control shares when sold through broker transactions and with the proper Form 144 documentation and filing.

As of December 31, 2008, the Company had 419 registered shareholders of record.

Item 6. Selected Financial Data.

Not applicable for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and related notes which are contained herein in the following pages under Item 7.

Results of Operations

Revenues decreased from $428,642 in 2007 to $238,289 in 2008, a decrease of 44%. During 2008, industry-wide economic conditions caused certain key customers to curtail orders compared to their 2007 activity.

Cost of Goods Sold decreased commensurate with the decrease in revenues from $227,736 in 2007 to $184,447 in 2008.

Total Operating Expenses decreased from $647,111 in 2007 to $518,697 in 2008, a decrease of 20%.

Bad Debts expense decreased from $1,693 in 2007 to $-0- in 2008. The Allowance for Doubtful Accounts was reduced from $35,000 as of December 31, 2007 to $5,000 as of December 31,2008.

Depreciation expense decreased from $78,854 in 2007 to $9,842 in 2008, a decrease of 88%. The decrease reflects certain assets that became fully depreciated during the year.

Interest expense decreased from $38,079 in 2007 to $29,312 in 2008, a decrease of 23%. The decrease reflects the overall reduction in long-term debt owed to non-related parties.

Outside Services increased from $4,496 in 2007 to $11,013 in 2008. The increase reflects the need for contract and temporary staff to meet certain production schedules.

Payroll and payroll taxes decreased 4% from $369,861 in 2007 to $353,441 in 2008. The decrease is attributable to decreased production staff related to less than normal business.

Professional Services increased from $6,500 in 2007 to $6,590 in 2008. The slight increase relates primarily to the services of the Company’s auditor.

Other Operating Expenses, which includes such expenses as telephone, internet service, utilities, postage, office supplies, and local taxes, decreased from $147,628 in 2007 to $108,499 in 2008, a decrease of 27%. The 2008 decrease relates to less spending on electric utilities, corporate insurance, health insurance and office expenses.

The Company realized a Gain on Forgiveness of Debt of $136,537 during 2007 resulting from the writing-off of stale-dated accounts payable left over from its 2002 acquisition of Vintage Industries and also certain payroll tax reserves that were established in 2003 pending an audit that later was settled successfully. In 2008, there was not a similar transaction.

The Net Loss increased from $309,668 in 2007 to $464,855 in 2008. The increased loss is attributable to the decrease in Sales resulting from poorer economic conditions in 2008 as compared to 2007. The Net Loss Per Share was $.01 in 2008 and $.01 in 2007.

The Company’s operating loss carryforwards are approximately six million forty-two thousand dollars ($6,042,000) which are recoverable as income tax savings through the year 2028.

Liquidity and Capital Resources

Working Capital amounted to $(80,386) at December 31, 2008 compared to $(153,684) at December 31, 2007. Cash amounted to $68,880 at December 31, 2008 as compared to $26,920 at December 31, 2007.  As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the year ended December 31, 2008 and 2007 was $(403,827) and $(69,168), respectfully primarily as a result of the Company’s net losses.  For the year ended December 31, 2008 and 2007, cash was provided primarily by additional stock issuance and advances from stockholders. During the years ended December 31, 2008 and 2007, cash was used to fund operations.

The Company’s short term liquidity and capital needs have been satisfied primarily from the continuing sale of the Company’s common stock in private sales, and loans from shareholders. The Company continues to seek the support of underwriters and market makers for the handling of its stock sales.

The Company’s stock registrar is Standard Register & Transfer Company, Inc. which handles all its outside stock share registrations and transfers.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See Financial Index on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Management’s Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures: As of December 31, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) promulgated under the Exchange Act Rules.

The Company’s disclosure controls and procedures were ineffective as of December 31, 2007 due to the failure to file Managements Annual Report on Internal Control over Financial Reporting in our original annual report on Form 10-KSB.

Management’s Annual Report on Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Mobile Area Networks, Inc; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2008. The determination that our internal control over financial reporting was not effective is due to the Company’s limited resources and lack of ability to have multiple levels of transaction review. Management believes that this “lack of segregation of duties” will be resolved as the Company’s growth provides for the necessary additional staff. Through the use of internal consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before of after the date hereof, regardless of any general incorporation language in such filing.

(b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)

Directors and Executive Officers:

During the year 2008 the following individuals comprised the Board of Directors and management team. Consistent with Florida corporate law and the Company’s By-Laws, the Company’s Board of Directors may by unanimous vote increase the number of Board members from time to time and or to elect members to fill vacancies if any.

George E. Wimbish, age 65, is a founder of the Company and its concept, and has been a Director of the predecessor Texas Company since November 3, 1996, and Chairman, President and CEO since March 28, 1997. His term of office is yearly until a successor is chosen. His business experience for the past 5 years includes serving as the Company’s Chief Executive Officer. Mr. Wimbish does not serve as a Director in any other public company. He resides in Heathrow, Florida.

Jerome L. Nettuno, age 46, is the CEO of Edgeinova International Inc., a private software development company. He has extensive experience consulting in such matters as financial planning. Mr. Nettuno has been a valued resource to the Company since its inception. He does not serve as a director of any other public company. He resides in Bozeman, Montana.

Noah V. Savant, age 65, attended McNeese State University in Lake Charles, LA. He is a retired Vice President of Communications Workers of America in Atlanta, GA. He has been the Chief negotiator for all Bell South Agreements and is very active in legislative and political issues. He has served budget director for C.W.A. district 3. He does not serve as a director of any other public company. He resides in Covington, GA.

Jerald R. Hoeft, CPA, age 66, was appointed Chief Financial Officer in January, 2001. Mr. Hoeft had been a practicing CPA in the Orlando area from 1999 through 2007. Prior to 1999, he was in the financial services industry for over twenty-five years where he served as a chief financial officer and director for several leading public and privately-held companies. Mr. Hoeft does not serve as a Director in any other public company. He resides in Heathrow, Florida.

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

(d)

Certain Legal Proceedings:

The Company is not aware of any legal proceedings within the last five years against any Director, Officer, Significant Employee, or candidate for any such position involving a petition under the Bankruptcy Act or any State insolvency law or of any receiver, fiscal agent or similar officer appointed by a court for the business or property of such person or any partnership in which he was general partner or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing; nor is the Company aware of any of the above-mentioned persons being convicted in a criminal proceeding; except as follows: NONE

Item 11. Executive Compensation.

The Company’s current policy is that Directors serve without compensation. However, in the future it may be in the Company’s best interests to compensate Directors in a manner that will attract the most qualified people to serve on the Company’s Board. Through December 31, 2008 the officers of the Company have served mostly without compensation other than the allowance to acquire Restricted founders stock at a preferred price. Mr. Wimbish was paid $10,000 in 2008. The Company’s management may determine when it is in the best interest of the Company to compensate Officers and Directors. For the years 1998 through 2008, Mr. Wimbish’s annual salary was approved to be $120,000, a portion of which has not been collected and remains in accrued expenses on the 2008 and 2007 balance sheets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2008 with respect to each director and officer and any person who is known to the Company to be the beneficial owner of five percent (5%) or more of the Company’s outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares held by all directors and officers, individually and as a group.

Name And Address Of Owner.	Shares Owned	Percent
George E. Wimbish*	25,500,000(a)	52.73%
Director, Chairman, President, & CEO
2772 Depot Street
Sanford, Fl 32773
Judy D. Wimbish* Secretary, Jointly owns all shares with George Wimbish, CEO.
Jerald R. Hoeft	370,000(d)	.77%
Treasurer, Chief Financial Officer
Company Address
Jerome L. Nettuno	978,000(d)	2.02%
Director
Company Address
Noah V. Savant	15,000	0.03%
Director
Company Address
Subtotal	26,863,000	55.55%
Other Private Shareholders	19,306,488(b)	39.92%(c)
Publicly traded shares	2,191,300	4.53%
Total	48,360,788	100.0%

———————

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

All transactions during the previous two years and any presently proposed transaction to which the issuer is a party in which any person having a relationship with the issuer has a direct or indirect material interest are the following transactions, and no others:

None.

Item 14. Principal Accounting Fees and Services.

2008
Audit Fees	$6,950
Audit Related Fees	$0
Tax Fees	$0
All Other Fees	$0

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

Signature	Title	Date

/s/ George Wimbish	Director, Chairman, President, Chief Executive.	March 25, 2009
George Wimbish

/s/ Jerald R. Hoeft	Treasurer, Chief Financial Officer	March 25, 2009
Jerald R. Hoeft

/s/ Jerome L. Nettuno	Director	March 25, 2009
Jerome L. Nettuno

/s/ Noah V. Savant	Director	March 25, 2009
Noah V. Savant

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

TABLE OF CONTENTS

Independent Auditors’ Report	F – 2
Balance Sheets at December 31, 2008 and 2007	F – 3
Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2008 and 2007	F – 4
Statements of Operations for the Years Ended December 31, 2008 and 2007	F – 5
Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	F - 6 – F – 7
Notes to Financial Statements	F - 8 – F – 16

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mobile Area Networks, Inc.

We have audited the accompanying balance sheets of Mobile Area Networks, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Area Networks, Inc. as of December 31, 2008 and 2007 and the results of its operations, changes in its stockholder’s deficit and its cash flows in the two year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note K to the financial statements, the Company has suffered recurring losses from operations and has no commitments for funding future operations raising substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

March 25, 2009

MOBILE AREA NETWORKS, INC. (A FLORIDA CORPORATION)
Sanford, Florida

BALANCE SHEETS

December 31,	2008	2007

ASSETS

Current Assets
Cash and Cash Equivalents	$68,880	$26,920
Accounts Receivable – Net of Allowance for Doubtful Accounts	3,027	24,698
Inventory	75,972	46,407

Total Current Assets	147,879	98,025

Property and Equipment – Net of Accumulated Depreciation	27,846	6,748

Other Assets
Security Deposits	7,092	7,092

Total Assets	$182,817	$111,865

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes and Capital Leases Payable - Due Within One Year	$82,549	$53,512
Accounts Payable	145,716	148,727
Accrued Expenses	—	49,470

Total Current Liabilities	228,265	251,709

Other Liabilities
Notes and Capital Leases Payable - Due After One Year	29,234	—
Accrued Salaries – Related Party	1,113,973	1,003,973
Advances from Stockholders	179,047	182,597

Total Liabilities	1,550,519	1,438,279

Stockholders’ Deficit
Common Stock: No Par; 50,000,000 Shares Authorized,
48,360,788 and 46,160,788 Shares Issued
And Outstanding, respectively	4,617,636	4,194,069
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,042,178)	(5,577,323)

Total Stockholders’ Deficit	(1,367,702)	(1,326,414)

Total Liabilities and Stockholders’ Deficit	$182,817	$111,865

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC. (A FLORIDA CORPORATION) Sanford, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number Of Shares	Common Stock	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders’ Deficit

Balances – December 31, 2006	44,695,788	$ 3,909,069	56,840	—	$(5,267,655)	$(1,301,746)

Issuance of Common Stock for Cash	1,415,000	283,000			—	283,000

Issuance of Common Stock for Services	50,000	2,000				2,000

Net Loss	—	—			(309,668)	(309,668)

Balances – December 31, 2007	46,160,788	$ 4,194,069	$56,840		$(5,577,323)	$(1,326,414)

Issuance of Common Stock for Cash	2,150,000	422,005			—	422,005

Issuance of Common Stock for
Services	50,000	1,562				1,562

Net Loss	—	—			(464,855)	(464,855)

Balances – December 31, 2008	48,360,788	$ 4,617,636	$56,840	—	$(6,042,178)	$(1,367,702)

The accompanying notes are an integral parts of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENTS OF OPERATIONS

Years Ended December 31,	2008	2007

Revenues – Net of Returns and Allowances	$238,289	$428,642

Cost of Goods Sold	184,447	227,736

Gross Profit	53,842	200,906

Operating Expenses
Bad Debts	—	1,693
Depreciation	9,842	78,854
Interest	29,312	38,079
Outside Services	11,013	4,496
Payroll and Payroll Taxes	353,441	369,861
Professional Services	6,590	6,500
Other Operating Expenses	108,499	147,628
Total Operating Expenses	518,697	647,111

Loss Before Other Income and (Expenses)	(464,855)	(446,205)
Other Income and (Expenses)
Gain on Forgiveness of Debt	—	136,537

Loss Before Provision for Taxes	(464,855)	(309,668)

Provision for Taxes	—	—

Net Loss	$(464,855)	$(309,668)

Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	46,839,966	46,160,788

Net Loss per Share – Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENT OF CASH FLOWS

Years Ended December 31,	2008	2007

Cash Flows Used By Operating Activities

Net Loss	$(464,855)	$(309,668)

Adjustments to Reconcile Net Loss to
Net Cash Flows Used By Operating Activities:
Bad Debt Expense	—	1,693
Common Stock issued as compensation	1,562	2,000
Depreciation	9,842	78,854
Interest on Advances from Stockholders	—	9,726
Changes in Assets and Liabilities:
Accounts Receivable	21,671	3,367
Inventory	(29,565)	8,454
Accounts Payable	(3,012)	(4,028)
Accrued Expenses	(49,470)	31,434
Accrued Salaries – Related Party	110,000	109,000

Net Cash Flows Used By Operating Activities	(403,827)	(69,168)

Cash Flows Used By Investing Activities
Acquisition of Property and Equipment	(30,940)	—

Cash Flows Provided By Financing Activities
Advances (Repayments) from Stockholders	(3,550)	(56,000)
Gain on Forgiveness of Debt	—	(136,537)
Proceeds from Issuance of Common Stock	422,005	283,000
Repayment of Notes and Capital Leases Payable	58,272	(82,979)

Net Cash Flows Provided By Financing Activities	476,727	7,484

Net Change in Cash and Cash Equivalents	41,960	(61,684)

Cash and Cash Equivalents – Beginning of Year	26,920	88,604

Cash and Cash Equivalents – End of Year	$68,880	$26,920

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENTS OF CASH FLOWS – continued

Years Ended December 31,	2008	2007

Supplemental Disclosures

Interest Paid	$29,312	$38,079
Income Taxes Paid	—	—

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

Operations of the Company up to the date of acquiring the assets of Vintage Industries, Inc. (“Plastics Services”), was devoted primarily to product development and marketing, raising capital, administrative activities and deployment of communications network infrastructure and service demonstration systems for both the MobiLAN® and Learningport.com™ services. Since the date of the Vintage acquisition agreement, the operations of the Company have been devoted primarily to assimilating the assets and operations of these Plastics Services into the Company. The primary business function of the Plastics Services assets is the design, engineering, production of intricate plastic molds, and the production of plastic and rubber parts.

Resources of the Company up to the date of the acquisition of these Plastics Services facilities, were devoted to marketing its wireless internet services. Since the date of the assets acquisition agreement, the resources of the Company have been devoted to assimilating consolidating the assets and operations of Plastics Services into the Company. Both MobiLAN® and Learningport.com™ no longer continue as separate divisions of the Company.

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

Allowance for Doubtful Accounts and Bad Debts

The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $5,000 as of December 31, 2008 and of $35,000 at December 31, 2007.

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

Advances from Stockholders

Advances from stockholders consists of advances due on demand for working capital purposes. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the Company has imputed interest at the prime rate plus 1%. Imputed interest expense for the years ended December 31, 2008 and 2007 was $-0- and $9,726, respectively.

Revenue Recognition

Revenues from product sales are recognized when both the goods are shipped and the customer’s right of return has expired for Plastics Services. Unearned revenue results from deposits received on jobs still in progress.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, which may at times exceed federally insured limits, and trade accounts receivable. The Company had no cash balances that exceeded insured limits at December 31, 2008 or 2007. Cash is placed primarily in high quality short-term interest bearing financial instruments.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note B -

Summary of Significant Accounting Policies - continued

Concentrations of Credit Risk - continued

The Company had two significant customers representing sixteen percent (16%) each of total 2008 sales. In 2007, two significant customers represented forty-three (43%) and twelve (12%) of total sales for the year. Also, the two significant customers comprised approximately fourteen (14%) of the accounts receivable balance at December 31, 2008. As of December 31, 2007, two significant customers comprised approximately eighty-two (82%) of the accounts receivable balance.

The Company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business and maintains an allowance for anticipated credit losses.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivables, inventory, security deposits, accounts payable, and accrued expenses approximated book value at December 31, 2008 and 2007, because of the immediate or short-term maturity of these financial instruments.

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

During the year ended December 31, 2008 and December 31, 2007, one officer was issued stock in satisfaction of services to the Company.

Net Loss Per Common Share

Net loss per common share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic Earnings Per Share is calculated by dividing loss available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended December 31, 2008 and 2007.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note B -

Summary of Significant Accounting Policies - continued

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred tax assets and liability balances. The Company had no material deferred tax assets or liabilities at December 31, 2008 and 2007.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately six million dollars ($6.0 million) in net operating losses as of December 31, 2008, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

Note C -

Accounts Receivable

Accounts receivable consisted of the following:

December 31,	2008	2007

Trade	$8,027	$59,698
Reproductions	—	—
	$8,027	$59,698
Less: Allowance for Doubtful Accounts	5,000	35,000

Net Accounts Receivable	$3,027	$24,698

Note D -

Inventory

Inventory consisted of the following:

December 31,	2008	2007

Raw Materials	$51,543	$31,019
Work-in-Process	24,429	16,388
Finished Goods	—	—

Total Inventory	$75,972	$46,407

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note E -

Property and Equipment

Property and equipment consisted of the following:

December 31,	2008	2007

Manufacturing Equipment	$772,462	$772,462
Computer Equipment and Software	66,912	66,912
Office Furniture and Equipment	73,665	42,725
Leasehold Improvements	42,921	42,921
	$955,960	$925,020
Less: Accumulated Depreciation	928,114	918,272

Net Property and Equipment	$27,846	$6,748

Depreciation expense for the years ended December 31, 2008 and 2007 was $9,842 and $78,854, respectively.

Note F -

Notes and Capital Leases Payable

Notes and capital leases payable consisted of the following:

December 31,	2008	2007

Notes Payable
Business Lenders, LLC
Note payable due June, 2008, payable in monthly installments of $6,955, including principal and interest at prime plus 2¼% (6.25% at December 31, 2008). The loan is secured by certain equipment of Vintage Industries, Inc. in excess of $350,000 with personal guarantees by four shareholders of Vintage Industries, Inc. with their residences pledged as additional security, and a guarantee by the Small Business Association.	61,292	53,512

Vortex Innerspace Products, Inc.
Note payable due April, 2011, payable in monthly installments of $1,771.44, including principal and interest of 4.0%. Late payments beyond ten days are subject to a penalty of $50.	50,491	—

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note F -

Notes and Capital Leases Payable - continued

December 31,	2008	2007

Total Notes and Capital Leases Payable	$111,783	$53,512

Less: Amount Due Within One Year	82,549	53,512

Amount Due After One Year	$29,234	$—

Annual maturities of notes and capital leases payable for the five years succeeding December 31, 2008 are as follows:

2009	2010	2011	2012	2013	Thereafter	Total
$ 83,440	$ 21,257	$ 7,086	$ —	$ —	$ —	$ 111,783

Interest expense on the notes payable for the years ended December 31, 2008 and 2007 was $29,312 and $38,079, respectively

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note G -

Leases

On November 11, 2002, the Company entered into a building sub-lease for office and manufacturing space, with an unrelated third party. The term of the lease was for five years. This sub-lease was subsequently negotiated into a master lease on July 31, 2003 and renewed again on September 1, 2007 and January 1, 2009. The lease covers 25,000 square feet for a term of five years with two options to renew for five years each. The details are further itemized in Part I, Item 2, Description of Property.

Future minimum lease payments for the five years succeeding December 31, 2008 is as follows:

2009	2010	2011	2012	2013	Total
$ 147,519	$ 152,847	$ 158,176	$ 163,505	$ 168,833	$ 790,880

During 2006, the Company exchanged all of its Treasury Stock with its landlord for approximately eight months of rent. The difference between the fair market value of the shares of stock at the effective date of the exchange and the cost of the Treasury Stock has been credited to Paid-In Capital.

Note H -

Acquisitions

Vintage Industries, Inc.

On August 12, 2002, Mobile Area Networks, Inc. (“the Company”) entered into an asset purchase agreement to acquire all of the operating assets of Vintage Industries, Inc. (“Vintage”) in a stock for assets purchase. A portion of the results of Vintage’s operations have been included in the Company’s financial statements since that date. The assets acquired consisted of remnants of an on going business with computerized plastics molds engineering and manufacturing equipment including a complete machine tool shop, patents pending for a process that rapidly produces plastic injection molds, numerous plastics injection molds and molding presses, all office and support equipment, and the then existing customer base of the company.

The Company pledged 1,440,000 shares of Restricted Common Stock, with a fair market value of approximately $274,000 according to the trading price of public shares on the day of the agreement, to be disbursed among the then shareholders of and by Vintage Industries, Inc. Vintage was to be dissolved in a timely manner, and future operations were to continue as a business segment of the Company. The Company also agreed to assume responsibility for Certain Current and long-term liabilities of Vintage. One note remains unpaid as of December 31, 2008. After the issuance of the shares used in this transaction, the effect would be that the former shareholders of Vintage would then own jointly approximately four percent (4%) of the then outstanding shares of the Company. The agreement also includes a Non-Competition Agreement from the former shareholders of Vintage for three years as well as a stock share “leak-out” restriction clause.

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

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note J -

Related Party Transaction

The Company’s President and Chief Executive Officer has continued to defer a large portion of his salary until such time as the Company’s cash position will allow such payments. Compensation of $120,000 per year has been accrued and accounted for in the accompanying financial statements under the Accrued Salaries - Related Party caption on the Balance Sheet. During 2008, the Company’s President was paid $10,000 and $110,000 was accrued. It is acknowledged by the Company’s management and ratified by its Board of Directors that this deferred salary along with personal notes to the Company by the CEO and his wife are considered wages and is the most superior lien and bond against all of the Company’s assets.

Note K -

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has reported net losses of $464,855 and $309,668 for the years ended December 31, 2008 and 2007, respectively. As a result, there is an accumulated deficit of $6,042,178 at December 31, 2008. The primary causes of the losses are attributable to operating costs exceeding attained sales due to hurricanes that affected the operations of major customers, challenging economic conditions and ineffective marketing initiatives and an overall weakness in the economy.

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