Form 10-Q
period 2009-03-31
MOBILE AREA NETWORKS INC
filed 2009-05-13
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Mobile Area Networks, Inc.

(Exact name of registrant as specified in its charter)

———————

Florida	333-18439	59-3482752]
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

2772 Depot Street, Sanford, Florida 32773

(Address of Principal Executive Office) (Zip Code)

407-333-2350

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and
post such files).	X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

As of March 31, 2009, 48,360,788 shares of voting common stock were outstanding

Mobile Area Networks, Inc.

Index

Page

PART I – FINANCIAL INFORMATION

1

Item 1.      Financial Statements

1

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

5

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

5

Item 4.      Controls and Procedures

6

PART II – OTHER INFORMATION

7

Item 1.      Legal Proceedings.

7

Item 1A.   Risk Factors.

7

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

7

Item 3.      Defaults Upon Senior Securities.

7

Item 4.      Submission of Matters to a Vote of Security Holders.

7

Item 5.      Other Information.

7

Item 6.      Exhibits.

7

SIGNATURE

8

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31, 2008	March 31, 2009
		(Unaudited)
Assets
Current assets:
Cash and Cash Equivalents	$68,880	$35,764
Accounts Receivable-Net of Allowance for Doubtful Accounts	3,027	36,041
Inventory	75,972	77,048
Total current assets	147,879	148,853

Property and Equipment-Net of Accumulated Depreciation	27,846	26,299

Other Assets:
Security Deposits and Other Assets	7,092	7,092
Total Assets	$182,817	$182,244

Liabilities and Stockholders' Deficit
Current liabilities:
Notes and Capital Leases Payable-Due Within One Year	$82,549	$83,392
Accounts Payable	145,716	150,152
Accrued Expenses	—	16,467
Total current liabilities	228,265	250,011

Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	29,234	26,934
Accrued Salaries-Related Party	1,113,973	1,143,973
Advances from Stockholders	179,047	199,047
Total Liabilities	1,550,519	1,619,965

Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 48,360,788 shares	4,617,636	4,632,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,042,178)	(6,127,197)
Total Stockholders’ Deficit	(1,367,702)	(1,437,721)
Total Liabilities and Stockholders’ Deficit	$182,817	$182,244

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three months ended March 31, 2009 and 2008

(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Sales-Net of Returns and Allowances	$83,578	$61,765

Cost of Goods Sold	62,198	71,781

Gross Profit (Loss)	21,380	(10,016)

Operating Expenses
Depreciation	1,547	1,687
Bad Debt Expense	2,175	—
Interest and Finance Charges	4,125	4,589
Outside Services	6,922	2,200
Payroll and Payroll Taxes	52,802	53,188
Professional Services	—	2,000
Other Operating Expenses	38,828	31,579
Total Operating Expenses	106,399	95,243
Net Income (Loss) before taxes	(85,019)	(105,259)
Provision for Taxes	—	—
Net Income (Loss) for the Period	$(85,019)	$(105,259)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	48,360,788	44,060,788

Net loss per share-Basic and Diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Three months ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Cash flows from operating activities
Net income (loss) for the Period	$(85,019)	$(105,259)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	1,547	1,687
Bad Debt Expense	2,175	—
Changes in Assets and Liabilities:
Accounts Receivable	(35,189)	8,990
Inventory	(1,075)	66
Accounts Payable	4,436	1,063
Accrued Expenses	16,467	34,291
Accrued Salaries-Related Party	30,000	30,000
Net Cash Flows from Operating Activities	(66,658)	(29,162)

Cash Flows from Investing Activities
Acquisition of Property and Equipment	—	(18)
Cash Flows from Financing Activities
Advances (Repayments) from Stockholders	35,000	11,000
Increases (Repayment) of Notes and Capital Leases Payable	(1,457)	(5,826)

Net Cash Flows from Financing Activities	33,543	5,174

Net Change in Cash and Cash Equivalents	(33,115)	(24,006)

Cash and Cash Equivalents-Beginning of Period	68,879	26,920

Cash and Cash Equivalents-End of Period	$35,764	$2,914

Supplemental disclosure of cash flow information

Cash paid for:
Taxes	$—	$—

Interest	$4,125	$4,589

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Notes to Financial Statements

Note A -

Basis of Presentation

The condensed financial statements of Mobile Area Networks, Inc. (the ”Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K.

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

Note B -

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $85,019 and $105,259 for the three months ended March 31, 2009 and 2008, respectively. As a result, there is an accumulated deficit of $6,127,197 at March 31, 2009. The primary causes of the loss for 2009 and operating losses in earlier years are attributable to decreases in orders from several key customers, competition and soft economic conditions.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Working Capital amounted to $(101,158) at March 31, 2009 compared to $(80,386) at December 31, 2008. Cash amounted to $35,764 at March 31, 2009 as compared to $68,880 at December 31, 2008.  As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash from or (used in) operating activities for the three months ended March 31, 2009 and 2008 was $(66,658) and $(29,162). For the three months ended March 31, 2009 and 2008, cash was provided primarily by advances from shareholders. During the three months ended March 31, 2009 and 2008, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been historically satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales increased during the current period first quarter as compared with the year earlier period. For the three months ended March 31, 2009 sales were $83,578 and for the three months ended March 31, 2008, sales were $61,765. The increase relates to orders from new customers.

Cost of Goods Sold decreased during the current period first quarter as compared with the year earlier first quarter. For the three months ended March 31, 2009, Cost of Goods Sold were $62,198 and for the three months ended March 31, 2008, Cost of Goods Sold were $71,781.

Total Operating Expenses increased to $106,399 for the three months ended March 31, 2009 from $95,243 for the three months ended March 31, 2008.

Depreciation expense decreased to $1,547 in the current year first quarter from $1,687 in the 2008 first quarter. Certain items of equipment became fully depreciated.

Bad Debt Expense was $2,175 and $-0- for the three months ended March 31, 2009 and 2008, respectively. The allowance for uncollectible accounts was considered adequate for the current period.

Interest and Finance Charges expense decreased to $4,125 for the three months ended March 31, 2009 from $4,589 for the three months ended March 31, 2008. The overall level of outstanding long-term debt and credit card payables is greater than the year earlier period but the average prevailing interest rate is less.

Outside Services expense is $6,922 for the three months ended March 31, 2009 compared to $2,200 for the three months ended March 31, 2008. The current year increase was due to an increased use of contract labor for plant operations.

Payroll and Payroll Taxes expense decreased to $52,802 for the three months ended March 31, 2009 from $53,188 for the three months ended March 31, 2008. The decrease reflects the reduction in state unemployment insurance contribution rates.

Professional Services expense was $-0- for the three months ended March 31, 2009 and $2,000 for the three months ended March 31, 2008. The amounts reflect fees paid to its independent public accountants for auditing services.

Other Operating Expenses were $38,828 for the three months ended March 31, 2009 and $31,579 for the three months ended March 31, 2008. The increase relates principally to increased payments for marketing expenses, utilities, including electric and water, telephone and insurance.

The Net Loss for the Period was $85,019 for the three months ended March 31, 2009, a decrease from the $105,259 Net Loss reported for the three months ended March 31, 2008.  The Net Income (Loss) Per Share remained unchanged at $.00.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our principal executive officer and principal financial officer reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2009 our disclosure controls and procedures were effective in ensuring that all material information required to be included in this Quarterly Report on Form 10-Q was made known to them in a timely fashion.

Changes in Internal Control over Financial Reporting: Such evaluation did not identify any significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s interrnal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 1A.

Risk Factors.

Not required by smaller reporting companies.

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

Item 6.

Exhibits.

31

Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009

Mobile Area Networks, Inc.

By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President

8