Form 10-Q
period 2009-06-30
MOBILE AREA NETWORKS INC
filed 2009-08-07
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2009
Or

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

As of June 30, 2009, 48,360,788 shares of voting common stock were outstanding.

Mobile Area Networks, Inc.

Index

Page
PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

1

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

5

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

6

Item 4.

Controls and Procedures.

6

Item 1.

Legal Proceedings.

7

PART II – OTHER INFORMATION

Item 1A.

Risk Factors.

7

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

7

Item 3.

Defaults Upon Senior Securities.

7

Item 4.

Submission of Matters to a Vote of Security Holders.

7

Item 5.

Other Information.

7

Item 6.

Exhibits.

7

SIGNATURES

8

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31, 2008	June 30, 2009
		(Unaudited)
Assets
Current assets:
Cash	$68,880	$113,790
Accounts Receivable-Net of Allowance for Doubtful Accounts	3,027	29,418
Inventory	75,972	76,581
Total current assets	147,879	219,789

Property and equipment, net of Accumulated Depreciation	27,846	24,752

Other Assets:
Security Deposits and Other Assets	7,092	7,092
Total Assets	$182,817	$251,633

Liabilities and Stockholders' Deficit
Current liabilities:
Notes and Capital Leases Payable-Due Within One Year	$82,549	$84,247
Accounts Payable	145,716	149,499
Accrued Expenses	—	16,310
Total current liabilities	228,265	250,056

Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	29,234	27,347
Accrued Salaries-Related Party	1,113,973	1,173,973
Advances from Stockholders	179,047	312,047
Total Liabilities	1,550,519	1,763,423

Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 48,360,788 shares	4,617,636	4,632,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,042,178)	(6,201,266)
Total Stockholders’ Deficit	(1,367,702)	(1,511,790)
Total Liabilities and Stockholders’ Deficit	$182,817	$251,633

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three and Six months ended June 30, 2009 and 2008

(Unaudited)

	Three months Ended June 30, 2009	Three months Ended June 30, 2008	Six months Ended June 30, 2009	Six months Ended June 30, 2008

Sales-Net of Returns and Allowances	$82,801	$69,670	$166,379	$131,435
Cost of Goods Sold	50,767	65,498	112,965	139,058
Gross Profit (Loss)	32,034	4,172	53,414	(7,623)

Operating expenses
Depreciation	1,547	1,687	3,094	3,374
Bad Debt Expense	13,500	—	15,675	—
Interest and Finance Charges	5,340	4,535	9,465	9,124
Outside Services	3,205	2,360	10,127	4,560
Administrative Payroll and taxes	52,378	53,000	105,180	104,409
Professional Services	—	—	—	2,000
Other Operating Expenses	30,132	37,053	68,960	68,633

Total Operating Expenses	106,102	98,635	212,501	192,100
Loss Before Other Income and Provision for Taxes	(74,068)	(94,463)	(159,087)	(199,723)
Other Income
Trade Accounts Payable written-off	—	—	—	—
Net Income (Loss) before taxes	(74,068)	(94,463)	(159,087)	(199,723)
Provision for Taxes	—	—	—	—
Net Loss for the Period	$(74,068)	$(94,463)	$(159,087)	$(199,723)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	48,360,788	48,218,387	48,360,788	48,221,936

Net loss per share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Six months ended June 30, 2009 and 2008

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30 2008

Cash flows from operating activities
Net loss for the period	$(159,087)	$(199,723)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	3,094	3,374
Bad Debt Expense	—	—
Changes in Assets and Liabilities:
Accounts Receivable	(26,391)	(4,720)
Inventory	(609)	(29,775)
Accounts Payable	3,783	(748)
Accrued Expenses	16,310	69,955
Accrued Salaries-Related Party	60,000	60,000
Net Cash Flows from Operating Activities	(102,900)	(101,637)

Cash Flows from Investing Activities
Acquisitions of Property and Equipment	—	(30,000)
Cash Flows from Financing Activities
Advances from (Repayments to) stockholders	133,000	38,000
Proceeds from Issuance of Common Stock	15,000	—
Issuance of new debt		59,999
Repayment of Notes Payable	(190)	(4,961)

Net Cash Flows from Financing Activities	147,810	93,038

Net Change in Cash and Cash Equivalents	44,910	(38,599)

Cash and Cash Equivalents-Beginning of Period	68,880	26,920

Cash and Cash Equivalents-End of Period	$113,790	$(11,679)

Supplemental disclosure of cash flow information

Cash paid for:
Taxes	$—	$—

Interest	$9,465	$9,124

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

Note B -

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $159,087 and $199,723 for the six months ended June 30, 2009 and 2008, respectively. As a result, there is an accumulated deficit of $6,201,266 at June 30, 2009. The primary causes of the losses are attributable to the inability of the Company to obtain sales orders in sufficient volume to offset expenses..

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

Note C -

Purchase of Assets

On May 16, 2008 the Company purchased inventory ($30,000) and equipment ($29,999) from Vortex Innerspace Products, Inc. The Company made a down payment of $1.00 and issued a promissory note for $59,999. The note bears an interest rate of 4.0% and requires monthly payments of $1,771.44 for thirty-six (36) months. The Company has suspended debt service on the note due to a dispute relating to the sellers compliance with the covenant not to compete.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Working Capital amounted to $(30,267) at June 30, 2009 compared to $(80,386) at December 31, 2008. Cash amounted to $113,790 at June 30, 2009 as compared to $68,880 at December 31, 2008.  As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the six months ended June 30, 2009 and 2008 was $(102,900) and $(101,637), respectfully primarily as a result of the Company’s net losses.  For the six months ended June 30, 2009 and 2008, cash was provided principally from shareholder loans. During the six months ended June 30, 2009 and 2008, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales increased during the current period second quarter and six months as compared with the year earlier period. For the three months ended June 30, 2009 sales were $82,801 and for the three months ended June 30, 2008, sales were $69,670, a 19 % increase. For the six months ended June 30, 2009, sales were $166,379 and for the six months ended June 30, 2008, sales were $131,435, a 27% increase. The increases for both the three month and six month periods relate to the Company’s successful ability to receive an increase in orders from its existing and expanding customer base.

Cost of Goods Sold decreased during the three and six month periods when compared to the year earlier periods. For the three months ended June 30, 2009, Cost of Goods Sold were $50,767 and for the three months ended June 30, 2008, Cost of Goods Sold were $65,498. For the six months ended June 30, 2009, Cost of Goods Sold were $112,965 and for the six months ended June 30, 2008, Cost of Goods Sold were $139,058. The decreases for the three and six month periods relate principally to raw materials.

Total Operating Expenses increased to $106,102 for the three months ended June 30, 2009 from $98,635 for the three months ended June 30, 2008. For the six months ending June 30, 2009, operating expenses increased to $212,501 from $192,100 for the six months ending June 30, 2008.

Depreciation expense decreased from $3,374 for the year earlier six month period to $3,094 for the current year six month period. Certain assets became fully-depreciated during the current year.

Bad Debt Expense was $13,500 for the three months ending June 30, 2009 and $-0- for the three months ending June 30, 2008. For the six months ending June 30, 2009, Bad Debt Expense was $15,675, an increase from $-0- for the six months ending June 30, 2008.  The reserve for uncollected accounts is considered reasonable based on the aging of accounts receivable.

Interest and Finance Charges increased from $4,535 for the three months ended June 30, 2008 to $5,340 for the three months ended June 30, 2009. Interest and Finance Charges increased from $9,124 for the six months ended June 30, 2008 to $9,465 for the six months ended June 30, 2009. The current period interest expense and finance charges are greater due to a larger amount of interest-bearing outstanding debt.

Outside Services expense was $3,205 for the three months ended June 30, 2009 and $2,360 for the three months ending June 30, 2008. For the six months ended June 30, 2009, Outside Services expense was $10,127 compared to $4,560 for the six months ended June 30, 2008. The incidence of contracted labor expenses vary with Company staffing and the levels of production.

Administrative Payroll and Payroll Tax expense decreased slightly from $53,000 for the three months ending June 30, 2008 to $52,378 for the three months ending June 30, 2009. Administrative Payroll and Payroll Tax expense increased to $105,180 for the six months ending June 30, 2009 from $104,409 for the six months ending June 30, 2008.

Professional Services expense was unchanged at $-0- for the three months ended June 30, 2009 and 2008. For the six months ended June 30, 2009, Professional Services expense decreased to $-0- from $2,000 for the six months ended June 30, 2008. The expense is for audit services from the Company’s independent public accountants.

Other Operating Expenses were $30,132 for the three months ended June 30, 2009 and $37,053 for the three months ended June 30, 2008. Other Operating Expenses were $68,960 for the six months ended June 30, 2009 and $68,633 for the six months ended June 30, 2008.  The spending for the three and six month periods reflect little change from year earlier levels.

The Net Loss for the Period was $(74,068) for the three months ended June 30, 2009 a decrease from the $(94,463) Net Loss for The Period reported for the three months ended June 30, 2008. The Net Loss for the Period was $(159,087) for the six months ended June 30, 2009, a decrease from the $(199,723) Net Loss reported for the six months ended June 30, 2008. The Net Loss Per Share remained unchanged at $0.00.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our principal executive officer and principal financial officer reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2009 our disclosure controls and procedures were effective in ensuring that all material information required to be included in this Quarterly Report on Form 10-Q was made known to them in a timely fashion.

Changes in Internal Control over Financial Reporting: Such evaluation did not identify any significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s interrnal control over financial reporting.

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

Date:  August 7, 2009

MOBILE AREA NETWORKS INC.

By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President

8