Form 10-K/A
period 2008-12-31
MOBILE AREA NETWORKS INC
filed 2009-08-28
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

PART I

Forward-Looking Statements:

In addition to historical information, this Annual report on Form 10-K/A may contain statements that could constitute “forward-looking statements” under the federal securities laws. Forward-looking statements often are characterized by terms such as “may”, “believes”, “projects”, “expects”, or “anticipates”, and do not reflect historical facts. Forward-looking statements involve risks, uncertainties, and other factors that may cause the Company’s actual results, performances or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could effect the Company’s results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified throughout this report and in the section in Item 6, below, as well as other factors that the Company currently is unable to identify or quantify, but that may exist in the future. In addition, the foregoing factors may effect generally the Company’s business, results of operations, and financial position. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements included in this report on Form 10-K/A.

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

The Company’s disclosure controls and procedures were ineffective as of December 31, 2008 due to the failure to file Managements Annual Report on Internal Control over Financial Reporting in our original annual report on Form 10-K/A.

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

Signature	Title	Date

/s/ George Wimbish	Director, Chairman, President, Chief Executive Officer	August 25, 2009
George Wimbish

/s/ Jerald R. Hoeft	Treasurer, Chief Financial Officer	August 25, 2009
Jerald R. Hoeft

/s/ Jerome L. Nettuno	Director	August 25, 2009
Jerome L. Nettuno

/s/ Noah V. Savant	Director	August 25, 2009
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