Form 10-Q/A
period 2009-06-30
MOBILE AREA NETWORKS INC
filed 2009-08-28
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10Q/A

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

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Notes to Financial Statements

Note A -

Basis of Presentation

The condensed financial statements of Mobile Area Networks, Inc. (the ”Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10K/A.

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

Date:   August 25, 2009

MOBILE AREA NETWORKS INC.

By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President

8