Form 10-K/A
period 2008-12-31
MOBILE AREA NETWORKS INC
filed 2009-09-09
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A2

(Amendment No. 2)

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

Explanatory Note

The Mobile Area Networks, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 (“Original Filing”) and Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2008 (“Amendment No. 1”) were filed with the U. S. Securities and Exchange Commission on March 27, 2009 and August 28, 2009, respectively. The purpose of this Amendment No. 2 to Form 10-K is to correct the language in Item 9A and the certification exhibits.

No other items of the Original Filing or Amendment No. 1 are being amended hereby.

PART I

Forward-Looking Statements:

In addition to historical information, this Annual report on Form 10-K/A2 may contain statements that could constitute “forward-looking statements” under the federal securities laws. Forward-looking statements often are characterized by terms such as “may”, “believes”, “projects”, “expects”, or “anticipates”, and do not reflect historical facts. Forward-looking statements involve risks, uncertainties, and other factors that may cause the Company’s actual results, performances or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could effect the Company’s results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified throughout this report and in the section in Item 6, below, as well as other factors that the Company currently is unable to identify or quantify, but that may exist in the future. In addition, the foregoing factors may effect generally the Company’s business, results of operations, and financial position. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements included in this report on Form 10-K/A2.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008.

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

September 9, 2009

MOBILE AREA NETWORKS, INC.

By:	/s/ George Wimbish
George Wimbish
President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ George Wimbish	Director, Chairman, President, Chief Executive Officer	September 9, 2009
George Wimbish

/s/ Jerald R. Hoeft	Treasurer, Chief Financial Officer	September 9, 2009
Jerald R. Hoeft

/s/ Jerome L. Nettuno	Director	September 9, 2009
Jerome L. Nettuno

/s/ Noah V. Savant	Director	September 9, 2009
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