Form 10-Q
period 2009-09-30
MOBILE AREA NETWORKS INC
filed 2009-11-13
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2009
Or

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

As of September 30, 2009, 48,360,788 shares of voting common stock were outstanding

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

Defaults Upon Senior Securities.

7

Item 4.

Submission of Matters to a Vote of Security Holders.

7

Item 5.

Other Information.

7

Item 6.

Exhibits.

7

SIGNATURES

8

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31, 2008	September 30, 2009
		(Unaudited)
Assets
Current assets:
Cash	$68,880	$51,932
Accounts Receivable-Net of Allowance for Doubtful Accounts	3,027	19,611
Inventory	75,972	72,809
Total current assets	147,879	144,352

Property and equipment, net of Accumulated Depreciation	27,846	23,205

Other Assets:
Security Deposits and Other Assets	7,092	7,092
Total Assets	$182,817	$174,649

Liabilities and Stockholders' Deficit
Current liabilities:
Notes and Capital Leases Payable-Due Within One Year	$82,549	$85,113
Accounts Payable and Accrued Expenses	145,716	195,438
Total current liabilities	228,265	280,551

Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	29,234	27,833
Accrued Salaries-Related Party	1,113,973	1,193,973
Advances from Stockholders	179,047	293,847
Total Liabilities	1,550,519	1,796,204

Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 48,360,788 shares	4,617,636	4,632,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,042,178)	(6,311,031)
Total Stockholders’ Deficit	(1,367,702)	(1,621,555)
Total Liabilities and Stockholders’ Deficit	$182,817	$174,649

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three and Nine months ended September 30, 2009 and 2008

(Unaudited)

	Three months Ended September 30, 2009	Three months Ended September 30, 2008	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008

Sales-Net of Returns and Allowances	$77,449	$36,202	$243,828	$167,637
Cost of Goods Sold	77,687	76,634	190,652	215,691
Gross Profit (Loss)	(238)	(40,432)	53,176	(48,054)

Operating expenses
Depreciation	1,547	3,187	4,641	6,561
Bad Debt Expense	—	—	15,675	—
Interest and Finance Charges	3,796	3,051	13,261	12,175
Outside Services	4,363	3,435	14,490	7,995
Administrative Payroll and Taxes	52,186	51,981	157,366	156,391
Professional Services	1,000	2,000	1,000	4,000
Other Operating Expenses	46,636	43,915	115,596	112,547

Total Operating Expenses	109,528	107,569	322,029	299,669
Loss Before Provision for Taxes	(109,766)	(148,001)	(268,853)	(347,723)
Provision for Taxes	—	—	—	—
Net Loss for the Period	$(109,766)	$(148,001)	$(268,853)	$(347,723)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	48,360,788	44,618,480	48,360,788	44,337,308

Net loss per share-Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Nine months ended September 30, 2009 and 2008

(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Cash flows from operating activities
Net loss for the period	$(268,853)	$(347,723)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	4,641	6,561
Changes in Assets and Liabilities:
Accounts Receivable	(16,584)	18,448)
Inventory	3,164)	(14,914)
Prepaid Expenses	—	(36,279)
Accounts Payable and Accrued Expenses	49,722	(54,002)
Accrued Salaries-Related Party	80,000	90,000
Net Cash Flows from Operating Activities	(147,910)	(337,909)

Cash flows from Investing Activities
Acquisitions of Property and Equipment	—	(30,000)
Cash Flows from Financing Activities
Advances from (Repayments to) stockholders	114,800	31,000
Proceeds from Issuance of Common Stock	15,000	422,004
Increase (Decrease) in Long-Term Debt	1,162	55,037
Net Cash Flows from Financing Activities	130,962	508,041

Net Change in Cash and Cash Equivalents	(16,948)	140,132

Cash and Cash Equivalents-Beginning of Period	68,880	26,920

Cash and Cash Equivalents-End of Period	$51,932	$167,052

Cash paid for:
Taxes	$—	$—

Interest	$13,261	$12,175

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

Note B -

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $268,853 and $347,723 for the nine months ended September 30, 2009 and 2008, respectively. As a result, there is an accumulated deficit of $6,311,031 at September 30, 2009. The primary causes of the losses are attributable to the inability of the Company to obtain sufficient sales.

The Company’s continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company plans to raise sufficient working capital through equity offerings and restructure debt to lower its monthly payments and interest costs. The Company continues to fund operational deficits through the acquisition of debt and equity financing through private individuals. The Company is currently renegotiating lines of credit and is pursuing venture capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Working Capital amounted to $(136,199) at September 30, 2009 compared to $(80,386) at December 31, 2008. Cash amounted to $51,932 at September 30, 2009 as compared to $68,880 at December 31, 2008.  As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the nine months ended September 30, 2009 and 2008 was $(147,910) and $(337,909), respectfully, primarily as a result of the Company’s net losses.  For the nine months ended Septembetr 30, 2009 and 2008, cash was provided primarily by additional stock issuance and advances from stockholders. During the nine months ended September 30, 2009 and 2008, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales increased during the current period third quarter as compared with the year earlier period. For the three months ended September 30, 2009 sales were $77,449 and for the three months ended September 30, 2008, sales were $36,202, a 114% increase. For the nine months ended Septembert 30, 2009, sales were $243,828 and for the nine months ended September 30, 2008, sales were $167,637, a 31% increase. The increases for the three and nine month periods relate to the Company’s ability to obtain additional sales orders and increased production.

Cost of Goods Sold increased for the three month period and decreased for the nine month period. For the three months ended September 30, 2009, Cost of Goods Sold were $77,687 and for the three months ended September 30, 2008, Cost of Goods Sold were $76,634. For the nine months ended September 30, 2009, Cost of Goods Sold were $190,652 and for the nine months ended September 30, 2008, Cost of Goods Sold were $215,691. The increase for the three month period was not significant. The decrease for the nine months relates to the decrease in raw material purchases.

Total Operating Expenses increased to $109,528 for the three months ended September 30, 2009 from $107,569 for the three months ended September 30, 2008. For the nine months ending September 30, 2009, operating expenses increased to $322,029 from $299,669 for the nine months ending September 30, 2008.

Depreciation expense decreased from $6,561 for the year earlier nine month period to $4,641 for the current year nine month period. The decreases result from more of the Company’s assets becoming fully depreciated.

Bad Debt Expense was unchanged at $-0- for both the three months ending September 30, 2009 and three months ending September 30, 2008. For the nine months ending September 30, 2009, the Bad Debt Expense was $15,675. For the nine months ending September 30, 2008, Bad Debt Expense was $-0-. The reserve for uncollected accounts is considered adequate based on the current aging.

Interest and Finance Charges increased to $3,796 for the three months ended September 30, 2009 from $3,051 for the three months ended September 30, 2008. Interest and Finance Charges increased to $13,261 for the nine months ended September 30, 2009 from $12,175 for the nine months ended September 30, 2008. The increases for both the three and nine month period relate to higher amounts of average outstanding debt during the current three month and nine month periods.

Outside Services expense increased to $4,363 for the three months ended September 30, 2009 from $3,435 for the three months ending September 30, 2008. For the nine months ended September 30, 2009, Outside Services expense increased to $14,490 from $7,995 for the nine months ended September 30, 2008. The increases relate to increased needs for contracted labor expenses, principally for mold production.

Administrative Payroll and Taxes expense increased to $52,186 for the three months ended September 30, 2009 from $51,981 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, Administrative Payroll and Taxes expense increased to $157,366 from $156,391 for the nine months ended September 30, 2008. The increases principally reflect cost-of-living adjustments..

Professional Services expense decreased to $1,000 for the three months ended September 30, 2009 from $2,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, Professional Services expense decreased to $1,000 from $4,000 for the nine months ended September 30, 2008. The expense relates to fees paid to its independent accountant for review and auditing services.

Other Operating Expenses increased to $46,636 for the three months ended September 30, 2009 from $43,915 for the three months ended September 30, 2008. Other Operating Expenses increased to $115,596 for the nine months ended September 30, 2009 from $112,547 for the nine months ended September 30, 2008.  The increases for the three and nine month periods relate principally to increased spending for marketing, corporate liability insurance and electric utilities expense.

The Net Loss for the Period was $(109,766) for the three months ended September 30, 2009, a decrease from the $(148,001) Net Loss for the Period reported for the three months ended September 30, 2008. The Net Loss for the Period was $(268,853) for the nine months ended September 30, 2009, a decrease from the $(347,723) Net Loss reported for the nine months ended September 30, 2008.

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

As required by SEC Rule 15d-15(e), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the dsesign and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that our disclosure controls and procedures are not effective.

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

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

Forward-Looking Statements

The Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results masy differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company’s Annual Report included in its annual filing on Form 10-K.

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

Date:  November 12, 2009

MOBILE AREA NETWORKS INC.

By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President

8