Form 10-K
period 2009-12-31
MOBILE AREA NETWORKS INC
filed 2010-03-31
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  December 31, 2009

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

407-333-2350

(Issuer’s telephone Number)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge , in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12-b of the Exchange Act. Yes ☐  No ☑

As of December 31, 2009, 48,860,788 shares of the registrant’s voting common stock were outstanding and held by non-affiliates.

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

Mobile Area Networks, Inc. the “Company”, began operations in Heathrow, Florida in 1996, and in early 1997 the Company successfully developed, deployed, and documented the first use of any Wireless internet or data service. This service was for users of laptop computers and stationary internet computers “kiosks”, beginning in the Westin Hotel in Waltham (Boston), MA. and other hotels, office buildings, convention centers, and the town of Altamonte Springs Florida. Less secure services with free access became the dominant business model, and although technically successful, this service did not generate sufficient revenues to sustain operations, and the Company’s management pursued other means of generating revenues to sustain the operating Company.

The Company therefore decided to enter a core Industry to create value for its’ shareholders, and on August 12, 2002 the Company entered into an agreement to acquire the operating assets of Vintage Industries, Inc. (“Vintage”) in a stock for assets purchase. The assets consisted of the remnants of an ongoing plastics molding business with computerized plastics mold engineering and manufacturing equipment including computer aided machinery, patents pending, trade secrets for a process to rapidly produce plastic injection molds, numerous existing injection molds, plastics injection molding presses, office and support equipment, and the then existing customer base of Vintage.

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

Simultaneous to the acquisition of the Vintage assets, the Company acquired the complete plastic molding machinery and equipment of Recoton Corporation (at that time a NASDAQ company) in a distress sale which allowed the Company to pay a small amount of cash, plus the agreement to furnish Recoton with certain parts production requirements which it had been molding in-house. The effect of this transaction was to dramatically increase production capacity for the Company. However the short term effect was detrimental to the cash position of the Company and then shortly thereafter Recoton’s business ceased operating. At the time of Recoton’s demise the Company had consolidated operations from four smaller facilities into one much larger manufacturing facility beginning in December, 2002. The Company began the year 2003 as essentially a start-up molding company. In the years when the demand for these plastic services was great Vintage did not have the capacity to increase production and after the consolidation the demand and profitability for these services was eroded by foreign competition.

The business and customer base changed substantially after the Vintage assets acquisition by Mobile Area Networks, Inc. Previously Vintage derived the majority of its revenues from one business segment which was the sporting firearms industry. Customers included many of the well known firearms makers in the business such as Austin Halleck, Charter Arms, Colt, Henry Repeating Arms, North American Arms, Marlin Firearms, Mossberg, Savage Arms, and Winchester. For several years the sporting arms industry suffered economically but at the year ending 2009 the industry appeared to be improving and some of these companies remain customers of the Company.

THE FUTURE OF PLASTICS AND THE COMPANY:  During the year ended 2009 the Company generated its plastics services revenues from a diverse mix of residential and commercial construction product parts, military and simulation training parts, orthopedic device parts, consumer product parts, sporting rifle parts, archery bow parts, snow ski equipment parts, novelty toys, concrete block construction parts, and air conditioner parts, and battery housings. The Company’s management is also working to develop proprietary items to market in addition to custom molding in order to better control production scheduling and costs in the future.

THE FUTURE OF PLASTIC MOLD MAKING: During the year 2009 the Company obtained new business because of its ability to develop molds from customer’s ideas, as well as its ability to modify and maintain molds. Many plastic molders must outsource mold maintenance whenever repairs are needed, which causes dramatic delays in production time. The Company also offers product development prototyping and mold design to speed the process of “Idea To Product”.

The Company is not aware of any required government approval for any of its services, but should this need arise there is no reason for the Company to believe that it would not be able to obtain such approvals.

The Company estimates that it has expended approximately $695,000 on research and development during the past ten years, the majority of which has been provided by investors in the Company and primarily with respect to the Company’s wireless systems, plastics molding systems, and new product development. The Company is not aware of any environmental issues that may impact the Company or its services.

The Company has approximately seven full time employees including its President. In addition there are part time consultants available to the Company on an as needed basis. The Company also has marketing arrangements with outside individuals on a commission only basis.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

On January 1, 2009, the Company executed a new seven year lease with the same owner effective January 1, 2009 through December 31, 2015 with a base rent of $10,500.00 and pro-rated real estate taxes plus sales taxes aggregating $12,737.28 per month.. The lease is subject to annual increases of $.20 per square foot. The lease provides two options to renew the term for five years each. Additionally, the lease provides the tenant with the right of first refusal to lease, under the same terms, the approximate 10,000 square feet of adjoining space if vacant when the Company should need it. As of December 31, 2009 all office equipment and furnishings and computers were owned by the Company outright and without leases.

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

On September 3, 2009 a complaint was filed against the company with the Circuit Court of Seminole County, Florida by Vortex Innerspace Products, Inc. concerning the alleged debt by the Company to Vortex. The company believes that the note holder violated its agreement to not-compete by Daryl Dockery VP and had agreed to bring the molding business of Vortex to the Company. The Company therefore will vigorously defend its position. The Company believes that it will prevail in this action and therefore does not set aside any reserves pertaining to this case.

On February 17, 2010 a complaint was filed against the Company with the Circuit Court of Seminole County, Florida  by Merrill Lynch Bank USA, regarding a former obligation to GE Capital Small Business lending by Vintage Industries from which the Company acquired assets. The Company made all payments that were to date to date for Vintage to this obligation from the time of the Vintage Agreement. The Company was is discussion with GECC concerning a write-down on this debt and without notice GECC sold all of its loans. Merrill Lynch cannot produce the original note for this debt, and the Company is vigorously defending it’s position that the debt balance is not legitimate and not collectable and the Company intends to vigorously defend it position.

The Company has not been a party to any bankruptcy proceedings.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On January 10, 2001, the Company’s stock began publicly trading on the OTCBB system under the symbol “MANW”.

The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2009.

	High	Low
First Quarter	.025	.020
Second Quarter	.025	.022
Third Quarter	.025	.006
Fourth Quarter	.01	.005

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

As of December 31, 2009, the Company had 415 registered shareholders of record.

Item 6. Selected Financial Data.

Not applicable for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and related notes which are contained herein in the following pages under Item 7.

Results of Operations

Revenues increased from $238,289 in 2008 to $285,176 in 2009, an increase of 19.7%. During 2009, industry-wide economic conditions recovered slightly from recessionary 2008 causing certain key customers to increase orders compared to the 2008 activity.

Cost of Goods Sold decreased as a result of greater efficiencies in the utilization of labor and materials. The decrease was from $280,973 in 2008 to $250,832 in 2009.

Total Operating Expenses increased from $422,171 in 2008 to $437,156 in 2009, an increase of 3.6%.

Bad Debts expense increased from $-0- in 2008 to $15,675 in 2009. The Allowance for Doubtful Accounts was increased from $5,000 as of December 31, 2008 to $16,000 as of December 31,2009.

Depreciation expense decreased from $9,842 in 2008 to $6,188 in 2009, a decrease of 37%. The decrease reflects certain assets that became fully depreciated during the year.

Interest expense decreased from $29,312 in 2008 to $21,275 in 2009, a decrease of 27%.

Outside Services increased from $11,013 in 2008 to $18,866 in 2009. The increase reflects the need for contracting outside services to meet certain production schedules.

Administrative Payroll and payroll taxes remained almost unchanged.  The expense was $209,437 in 2008 and $209,440 in 2009.

Professional Services increased from $6,590 in 2008 to $8,037 in 2009. The slight increase relates primarily to legal fees and the services of the Company’s independent outside auditor.

Other Operating Expenses, which includes such expenses as telephone, health insurance, utilities, travel, office supplies, and local taxes, increased from $155,977 in 2008 to $157,674 in 2009, an increase of 1.1%. The increase relates to increased spending on electric utilities, health insurance and marketing.

The Company realized a Gain on Disposal of Fixed Assets of $8,264 and a Gain on Forgiveness of Debt of $58,744 during 2009.  The Gain on write-off of Debt relates to certain stale-dated accounts payable that were inactive for several years.

The Net Loss for the Period decreased from $464,855 in 2008 to $335,803 in 2009. The decreased loss is attributable to the increase in sales and improved expense control. The Net Loss Per Share was $.01 in 2009 and $.01 in 2008.

The Company’s operating loss carry-forwards are approximately six million three hundred seventy-eight thousand dollars ($6,378,000) which are recoverable as income tax savings through the year 2029.

Liquidity and Capital Resources

Working Capital amounted to $(125,756) at December 31, 2009 compared to $(80,386) at December 31, 2008. Cash amounted to $42,837 at December 31, 2009 as compared to $68,880 at December 31, 2008.  As more fully presented under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the year ended December 31, 2009 and 2008 was $(203,729) and $(403,827), respectively. For the year ended December 31, 2009, cash was provided primarily by advances from Shareholders. For the year ended December 31, 2008 cash was provided primarily by additional stock issuance.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Management’s Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures: As of December 31, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) promulgated under the Exchange Act Rules.

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

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2009. The determination that our internal control over financial reporting was not effective is due to the Company’s limited resources and lack of ability to have multiple levels of transaction review. Management believes that this “lack of segregation of duties” will be resolved as the Company’s growth provides for the necessary additional staff. Through the use of internal consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded that we do not maintain effective internal control over financial reporting as of December 31, 2009.

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

(b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)

Directors and Executive Officers:

During the year 2009 the following individuals comprised the Board of Directors and management team. Consistent with Florida corporate law and the Company’s By-Laws, the Company’s Board of Directors may by unanimous vote increase the number of Board members from time to time and or to elect members to fill vacancies if any.

George E. Wimbish, age 66, is a founder of the Company and its concept, and has been a Director of the predecessor Texas Company since November 3, 1996, and Chairman, President and CEO since March 28, 1997. His term of office is yearly until a successor is chosen. His business experience for the past 5 years includes serving as the Company’s Chief Executive Officer. Mr. Wimbish does not serve as a Director in any other public company. He resides in Heathrow, Florida.

Jerome L. Nettuno, age 47, is the CEO of Edgeinova International Inc., a private software development company. He has extensive experience consulting in such matters as financial planning. Mr. Nettuno has been a valued resource to the Company since its inception. He does not serve as a director of any other public company. He resides in Bozeman, Montana.

Noah V. Savant, age 66, attended McNeese State University in Lake Charles, LA. He is a retired Vice President of Communications Workers of America in Atlanta, GA. He has been the Chief negotiator for all Bell South Agreements and is very active in legislative and political issues. He has served budget director for C.W.A. district 3. He does not serve as a director of any other public company. He resides in Covington, GA.

Jerald R. Hoeft, CPA, age 67, was appointed Chief Financial Officer in January, 2001. Mr. Hoeft had been a practicing CPA in the Orlando area from 1999 through 2007. Prior to 1999, he was in the financial services industry for over twenty-five years where he served as a chief financial officer and director for several leading public and privately-held companies. Mr. Hoeft does not serve as a Director in any other public company. He resides in Heathrow, Florida.

Judy D. Wimbish: Corporate Secretary and Executive Assistant to the CEO. Mrs. Wimbish is the wife of the CEO and has served full time with minimal compensation since the beginning of 1998 until the present.

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

(c)

Family Relationships

Judy D. Wimbish who serves as Executive Assistant, is the wife of CEO and majority shareholder George Wimbish, whose shares are jointly owned by Mrs. Wimbish. She currently serves full time.

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

The Company’s current policy is that Directors serve without compensation. However, in the future it may be in the Company’s best interests to compensate Directors in a manner that will attract the most qualified people to serve on the Company’s Board. Through December 31, 2009 the officers of the Company have served mostly without compensation other than the allowance to acquire Restricted founders stock at a preferred price. Mr. Wimbish was paid $10,000 in 2009. The Company’s management may determine when it is in the best interest of the Company to compensate Officers and Directors. For the years 1998 through 2009, Mr. Wimbish’s annual salary was approved to be $120,000, a portion of which has not been paid and remains in accrued expenses on the 2009 and 2008 balance sheets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2009 with respect to each director and officer and any person who is known to the Company to be the beneficial owner of five percent (5%) or more of the Company’s outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares held by all directors and officers, individually and as a group.

Name and Address of Owner	Shares Owned	Percent
George E. Wimbish*	25,500,000(a)	52.19%
Director, Chairman, President, & CEO
2772 Depot Street
Sanford, Fl 32773

Judy D. Wimbish* Secretary, Jointly owns all shares with George Wimbish, CEO

Kevin J. Spolski, Building Owner	4,500,000	9.31%
Company Address

Jerald R. Hoeft	370,000(d)	.76%
Treasurer, Chief Financial Officer
Company Address

Jerome L. Nettuno	978,000(d)	2.00%
Director
Company Address

Noah V. Savant	15,000	0.03%
Director
Company Address
Subtotal	31,363,000	64.29%
Other Private Shareholders	15,306,488(b)	31.33(c)
Publicly traded shares	2,191,300	4.49
Total	48,860,788	100.0%

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

None.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The Company incurred fees from its Independent Registered Public Accounting Firm, Randall N. Drake, CPA, PA the sum of $6,000 during each of the years ending December 31, 2009 and December 2009.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

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

Signature	Title	Date

/s/ George Wimbish	Director, Chairman, President, Chief Executive.	March 30, 2010
George Wimbish

/s/ Jerald R. Hoeft	Treasurer, Chief Financial Officer	March 30, 2010
Jerald R. Hoeft

/s/ Jerome L. Nettuno	Director	March 30, 2010
Jerome L. Nettuno

/s/ Noah V. Savant	Director	March 30, 2010
Noah V. Savant

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

TABLE OF CONTENTS

Independent Auditors’ Report	F – 2
Balance Sheets at December 31, 2009 and 2008	F – 3
Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2009 and 2008	F – 4
Statements of Operations for the Years Ended December 31, 2009 and 2008	F – 5
Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	F - 6 – F – 7
Notes to Financial Statements	F - 8 – F – 16

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mobile Area Networks, Inc.

We have audited the accompanying balance sheets of Mobile Area Networks, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Area Networks, Inc. as of December 31, 2009 and 2008 and the results of its operations, changes in its stockholder’s deficit and its cash flows in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

March 30, 2010

MOBILE AREA NETWORKS, INC. (A FLORIDA CORPORATION)
Sanford, Florida

BALANCE SHEETS

December 31,	2009	2008

ASSETS

Current Assets
Cash and Cash Equivalents	$42,837	$68,880
Accounts Receivable – Net of Allowance for Doubtful Accounts	15,899	3,027
Inventory	74,775	75,972

Total Current Assets	133,511	147,879

Property and Equipment – Net of Accumulated Depreciation	21,658	27,846

Other Assets
Security Deposits	7,092	7,092

Total Assets	$162,261	$182,817

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes and Capital Leases Payable – Due Within One Year	$69,258	$82,549
Accounts Payable	87,224	145,716
Accrued Expenses	102,785	—

Total Current Liabilities	259,267	228,265

Other Liabilities
Notes and Capital Leases Payable – Due After One Year	28,324	29,234
Accrued Salaries – Related Party	1,223,973	1,113,973
Advances from Stockholders	319,203	179,047

Total Liabilities	1,830,767	1,550,519

Stockholders’ Deficit
Common Stock: No Par; 50,000,000 Shares Authorized,
48,860,788 and 48,360,788 Shares Issued
And Outstanding, respectively	4,652,636	4,617,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,377,982)	(6,042,178)

Total Stockholders’ Deficit	(1,668,506)	(1,367,702)

Total Liabilities and Stockholders’ Deficit	$162,261	$182,817

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC. (A FLORIDA CORPORATION) Sanford, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number Of Shares	Common Stock	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders’ Deficit

Balances – December 31, 2007	46,160,788	$ 4,194,069	$56,840	—	$(5,577,323)	$(1,326,414)

Issuance of Common Stock for Cash	2,150,000	422,005			—	422,005

Issuance of Common Stock for Services	50,000	1,562				1,562

Net Loss	—	—			(464,855)	(464,855)

Balances – December 31, 2008	48,360,788	$ 4,617,636	$56,840		$(6,042,178)	$(1,367,702)

Issuance of Common Stock for Cash	—	35,000			—	35,000

Issuance of Common Stock for
Services	500,000	—				—

Net Loss	—	—			(335,804)	(335,804)

Balances – December 31, 2009	48,860,788	$4,652,636	$56,840	—	$(6,377,982)	$(1,668,506)

The accompanying notes are an integral parts of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENTS OF OPERATIONS	2009	2008

Years Ended December 31,

Revenues – Net of Returns and Allowances	$285,176	$238,289

Cost of Goods Sold	250,832	280,973

Gross Profit	34,344	(42,684)

Operating Expenses
Bad Debts	15,675	—
Depreciation	6,188	9,842
Interest	21,275	29,312
Outside Services	18,866	11,013
Administrative Payroll and Payroll Taxes	209,440	209,437
Professional Services	8,037	6,590
Other Operating Expenses	157,675	155,977
Total Operating Expenses	437,156	422,171

Loss Before Other Income and (Expenses)	(402,812)	(464,855)
Other Income and (Expenses)
Gain on Disposal of Fixed Assets	(8,264)	—
Gain on Forgiveness of Debt	(58,744)	—

Loss Before Provision for Taxes	(335,804)	(464,855)

Provision for Taxes	—	—

Net Loss	$(335,804)	$(464,855)

Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	48,360,788	46,839,966

Net Loss per Share – Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENT OF CASH FLOWS

Years Ended December 31,	2009	2008

Cash Flows Used By Operating Activities

Net Loss	$(335,804)	$(464,855)

Adjustments to Reconcile Net Loss to
Net Cash Flows Used By Operating Activities:
Common Stock issued as compensation	—	1,562
Depreciation	6,188	9,842
Changes in Assets and Liabilities:
Accounts Receivable	(12,872)	21,671
Inventory	1,197	(29,565)
Accounts Payable	(58,492)	(3,012)
Accrued Expenses	86,054	(49,470)
Accrued Salaries – Related Party	110,000	110,000

Net Cash Flows Used By Operating Activities	(203,729)	(403,827)

Cash Flows Used By Investing Activities
Acquisition of Property and Equipment	—	(30,940)

Cash Flows Provided By Financing Activities
Advances (Repayments) from Stockholders	140,156	(3,550)
Proceeds from Issuance of Common Stock	35,000	422,005
Repayment of Notes and Capital Leases Payable	2,530	58,272

Net Cash Flows Provided By Financing Activities	177,686	476,727

Net Change in Cash and Cash Equivalents	(26,043)	41,960

Cash and Cash Equivalents – Beginning of Year	68,880	26,920

Cash and Cash Equivalents – End of Year	$42,837	$68,880

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENTS OF CASH FLOWS – continued

Years Ended December 31,	2009	2008

Supplemental Disclosures

Interest Paid	$21,275	$29,312
Income Taxes Paid	—	—

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

Allowance for Doubtful Accounts and Bad Debts

The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $16,000 as of December 31, 2009 and of $5,000 at December 31, 2008.

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

Advances from Stockholders

Advances from stockholders consists of advances due on demand for working capital purposes. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the Company has imputed interest at the prime rate plus 1%. Imputed interest expense for the years ended December 31, 2009 and 2008 was $3,356 and $-0-, respectively.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, which may at times exceed federally insured limits, and trade accounts receivable. The Company had no cash balances that exceeded insured limits at December 31, 2009 or 2008. Cash is placed primarily in high quality short-term interest bearing financial instruments.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note B -

Summary of Significant Accounting Policies - continued

Concentrations of Credit Risk - continued

The Company had four significant customers representing forty-nine percent (49%) of total 2009 sales. In 2008, two significant customers represented sixteen (16%)  of total sales for the year. As of December 31, 2009, the four significant customers comprised less than one percent (1.0%) of the accounts receivable balance. As of December 31, 2008, two significant customers comprised approximately fourteen (14%) of the accounts receivable balance.

The Company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business and maintains an allowance for anticipated credit losses.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivables, inventory, security deposits, accounts payable, and accrued expenses approximated book value at December 31, 2009 and 2008, because of the immediate or short-term maturity of these financial instruments.

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

During the year ended December 31, 2008, an officer was issued stock in satisfaction of services to the Company.

Net Loss Per Common Share

Basic Earnings Per Share is calculated by dividing loss available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended December 31, 2009 and 2008.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note B -

Summary of Significant Accounting Policies - continued

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred tax assets and liability balances. The Company had no material deferred tax assets or liabilities at December 31, 2009 and 2008.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately six million three hundred thousand dollars ($6.3 million) in net operating losses as of December 31, 2009, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

Note C -

Accounts Receivable

Accounts receivable consisted of the following:

December 31,	2009	2008

Trade	$31,899	$8,027
Reproductions	—	—
	$31,899	$8,027
Less: Allowance for Doubtful Accounts	16,000	5,000

Net Accounts Receivable	$15,899	$3,027

Note D -

Inventory

Inventory consisted of the following:

December 31,	2009	2008

Raw Materials	$45,286	$51,543
Work-in-Process	29,489	24,429
Finished Goods	—	—

Total Inventory	$74,775	$75,972

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note E -

Property and Equipment

Property and equipment consisted of the following:

December 31,	2009	2008

Manufacturing Equipment	$722,467	$772,462
Computer Equipment and Software	66,912	66,912
Office Furniture and Equipment	73,665	73,665
Leasehold Improvements	42,921	42,921
	$905,965	$955,960
Less: Accumulated Depreciation	884,307	928,114

Net Property and Equipment	$21,658	$27,846

Depreciation expense for the years ended December 31, 2009 and 2008 was $6,188 and $9,842, respectively.

Note F -

Notes and Capital Leases Payable

Notes and capital leases payable consisted of the following:

December 31,	2009	2008

Notes Payable
Merrill Lynch Bank USA (formerly Business Lenders, LLC)
Note payable due June, 2008, payable in monthly installments of $6,955, including principal and interest at prime plus 2¼% (6.25% at December 31, 2008). The loan is secured by certain equipment of Vintage Industries, Inc. in excess of $350,000 with personal guarantees by four shareholders of Vintage Industries, Inc. with their residences pledged as additional security, and a guarantee by the Small Business Association. The loan is in dispute and is in litigation. (See Note I )	48,002	61,292

Vortex Innerspace Products, Inc.
Note payable due April, 2011, payable in monthly installments of $1,771.44, including principal and interest of 4.0%. Late payments beyond ten days are subject to a penalty of $50. This loan is in dispute and is in litigation. (See Note I )	49,581	50,491

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note F -

Notes and Capital Leases Payable - continued

December 31,	2009	2008

Total Notes and Capital Leases Payable	$97,583	$111,783

Less: Amount Due Within One Year	69,258	82,549

Amount Due After One Year	$28,324	$29,234

Annual maturities of notes and capital leases payable for the five years succeeding December 31, 2009 are as follows:

2010	2011	2012	2013	2014	Thereafter	Total
$ 107,228	$ 7,086	$ —	$ —	$ —	$ —	$ 114,314

Interest expense on the notes payable for the years ended December 31, 2009 and 2008 was $21,275 and $29,312, respectively

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note G -

Leases

The Company entered into a building lease for office and manufacturing space on January 1, 2009 for 25,000 square feet for a term of five years with two options to renew for five years each.

Future minimum lease payments for the five years succeeding December 31, 2009 is as follows:

2010	2011	2012	2013	2014	Total
$ 152,847	$ 158,176	$ 163,505	$ 168,833	$ 174,162	$ 817,523

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

The Company pledged 1,440,000 shares of Restricted Common Stock, with a fair market value of approximately $274,000 according to the trading price of public shares on the day of the agreement, to be disbursed among the then shareholders of and by Vintage Industries, Inc. Vintage was to be dissolved in a timely manner, and future operations were to continue as a business segment of the Company. The Company also agreed to assume responsibility for certain current and long-term liabilities of Vintage. The alleged GECC-Merrill Lynch note remains unpaid as of December 31, 2009 (Note I). After the issuance of the shares used in this transaction, the effect would be that the former shareholders of Vintage would then own jointly approximately four percent (4%) of the then outstanding shares of the Company. The agreement also includes a Non-Competition Agreement from the former shareholders of Vintage for three years as well as a stock share “leak-out” restriction clause.

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

On September 3, 2009 a complaint was filed against the company with the Circuit Court of Seminole County, Florida by Vortex Innerspace Products, Inc. concerning the alleged debt by the Company to Vortex. The company believes that the note holder violated its agreement to not-compete by Daryl Dockery VP and had agreed to bring the molding business of Vortex to the Company. The Company therefore will vigorously defend its position. The Company believes that it will prevail in this action and therefore does not set aside any reserves pertaining to this case.

On February 17, 2010 a complaint was filed against the Company with the Circuit Court of Seminole County, Florida  by Merrill Lynch Bank USA, regarding a former obligation to GE Capital Small Business lending by Vintage Industries from which the Company acquired assets. The Company made all payments that were to date to date for Vintage to this obligation from the time of the Vintage Agreement. The Company was is discussion with GECC concerning a write-down on this debt and without notice GECC sold all of its loans. Merrill Lynch cannot produce the original note for this debt, and the Company is vigorously defending it’s position that the debt balance is not legitimate and not collectable and the Company intends to vigorously defend it position.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note J -

Related Party Transaction

The Company’s President and Chief Executive Officer has continued to defer a large portion of his salary until such time as the Company’s cash position will allow such payments. Compensation of $120,000 per year has been accrued and accounted for in the accompanying financial statements under the Accrued Salaries - Related Party caption on the Balance Sheet. During 2009, the Company’s President was paid $10,000 and $110,000 was accrued. It is acknowledged by the Company’s management and ratified by its Board of Directors that this deferred salary along with personal notes to the Company by the CEO and his wife are considered wages and is the most superior lien and bond against all of the Company’s assets.

Note K -

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has reported net losses of $335,804 and $464,855 for the years ended December 31, 2009 and 2008, respectively. As a result, there is an accumulated deficit of $6,377,982 at December 31, 2009. The primary causes of the losses are attributable to operating costs exceeding attained sales due to foreign competition, and challenging economic conditions for manufacturing domestically.

The Company’s continued existence is dependent upon its ability to raise capital and achieving profitable operations. The Company continues to attempt to raise sufficient working capital through equity offerings, and to eliminate debt to lower its monthly debt service payments. The Company continues to fund operational deficits through equity financing through private individuals. The Company is currently pursuing other capital sources. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.