Form 10-Q
period 2010-03-31
MOBILE AREA NETWORKS INC
filed 2010-05-17
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2010
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Mobile Area Networks, Inc.

(Exact name of registrant as specified in its charter)

———————

Florida	333-18439	59-3482752
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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

As of March 31, 2010, 48,860,788 shares of voting common stock were outstanding

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

Risk Factors.

7

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

7

Item 3.

Defaults Upon Senior Securities.

7

Item 4.

(Removed and Reserved).

7

Item 5.

Other Information.

7

Item 6.

Exhibits.

7

SIGNATURES

8

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31, 2009	March 31, 2010
	(Audited)	(Unaudited)
Assets
Current assets:
Cash	$42,837	$8,244
Accounts Receivable-Net of Allowance for Doubtful Accounts	15,899	31,488
Inventory	74,775	72,884
Total current assets	133,511	112,616

Property and equipment, Net of Accumulated Depreciation	21,658	20,111

Other Assets:
Security Deposits and Other Assets	7,092	7,092
Total Assets	$162,261	$139,819

Liabilities and Stockholders' Deficit
Current liabilities:
Notes and Capital Leases Payable-Due Within One Year	$69,258	$85,991
Accounts Payable	87,224	92,500
Accrued Expenses	102,785	123,754
Total current liabilities	259,267	302,245

Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	28,324	28,819
Accrued Salaries-Related Party	1,223,973	1,253,973
Advances from Stockholders	319,203	314,803
Total Liabilities	1,830,767	1,899,840

Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 48,860,788 shares	4,652,636	4,652,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,377,982)	(6,469,497)
Total Stockholders’ Deficit	(1,668,506)	(1,760,021)
Total Liabilities and Stockholders’ Deficit	$162,261	$139,819

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three and Nine months ended September 30, 2009 and 2008

(Unaudited)

	Three months Ended March 31, 2010	Three months Ended March 31, 2009

Sales-Net of Returns and Allowances	$80,409	$83,578
Cost of Goods Sold	67,307	62,198
Gross Profit (Loss)	13,102	21,380

Operating expenses
Depreciation	1,547	1,547
Bad Debt Expense	—	2,175
Interest and Finance Charges	3,651	4,125
Outside Services	800	6,922
Administrative Payroll and Taxes	53,332	52,802
Professional Services	7,000	—
Other Operating Expenses	38,288	38,828

Total Operating Expenses	104,618	106,399
Net Income (Loss) Before Taxes	(91,516)	(85,019)
Provision for Taxes	—	—
Net Income (Loss) for the Period	$(91,516)	$(85,019)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	48,860,788	48,360,788

Net loss per share-Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Nine months ended September 30, 2009 and 2008

(Unaudited)

	Three months Ended March 31, 2010	Three months Ended March 31, 2009

Cash flows from operating activities
Net income (loss) for the Period	$(91,516)	$(85,019)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	1,547	1,547
Bad Debt Expense	—	2,175
Changes in Assets and Liabilities:
Accounts Receivable	(15,589)	(35,189)
Inventory	1,891	(1,075)
Accounts Payable	5,276	4,436
Accrued Expenses	37,702	16,467
Accrued Salaries-Related Party	30,000	30,000
Net Cash Flows from Operating Activities	(30,689)	(66,658)

Cash flows from Investing Activities
Acquisitions of Property and Equipment	—	—
Cash Flows from Financing Activities
Advances (Repayments) from Stockholders	(4,400)	35,000
Increases (Repayment) of Notes and Capital Leases Payable	496	(1,457)
Net Cash Flows from Financing Activities	(3,904)	33,543

Net Change in Cash and Cash Equivalents	(34,593)	(33,115)

Cash and Cash Equivalents-Beginning of Period	42,837	68,879

Cash and Cash Equivalents-End of Period	$8,244	$35,764

Supplemental disclosure of cash flow information

Cash paid for:
Taxes	$—	$—

Interest	$3,651	$4,125

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Notes to Financial Statements

Note A -

Basis of Presentation

The condensed financial statements of Mobile Area Networks, Inc. (the ”Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K as of December 31, 2009.

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

Note B -

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $91,516 and $85,019 for the three months ended March 31, 2010 and 2009, respectively. As a result, there is an accumulated deficit of $6,469,497 at March 31, 2010. The primary causes of the loss for 2010 and operating losses in earlier years are attributable to decreases in orders from several key customers, competition and soft economic conditions.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Working Capital amounted to $(189,629) at March 31, 2010 compared to $(125,756) at December 31, 2009. Cash amounted to $8,244 at March 31, 2010 as compared to $42,837 at December 31, 2009.  As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash from or (used in) operating activities for the three months ended March 31, 2010 and 2009 was $(30,689) and $(66,658).  For the three months ended March 31, 2010 and 2009, cash was provided primarily by operations and partly by advances from shareholders. During the three months ended March 31, 2010 and 2009, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been historically satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales decreased during the current period first quarter as compared with the year earlier period. For the three months ended March 31, 2010 sales were $80,409 and for the three months ended March 31, 2009, sales were $83,578. The decrease relates to a slight reduction in shipments to customers.

Cost of Goods Sold increased during the current period first quarter as compared with the year earlier first quarter. For the three months ended March 31, 2010, Cost of Goods Sold were $67,307 and for the three months ended March 31, 2009, Cost of Goods Sold were $62,198 The increase relates to raw material purchases and tooling costs.

Total Operating Expenses decreased to $104,618 for the three months ended March 31, 2010 from $106,399 for the three months ended March 31, 2009.

Depreciation expense was unchanged at $1,547 for the current year first quarter and the prior year first quarter.

Bad Debt Expense was $-0- and 2,175 for the three months ended March 31, 2010 and 2009, respectively. The allowance for uncollectible accounts was considered adequate for the current period.

Interest and Finance Charges expense decreased to $3,651 for the three months ended March 31, 2010 from $4,125 for the three months ended March 31, 2009. The overall level of outstanding long-term debt and credit card payables is greater than the year earlier period but the average prevailing interest rate is less.

Outside Services expense is $800 for the three months ended March 31, 2010 compared to $6,922 for the three months ended March 31, 2009. The current year decrease was due to an decreased use of contract labor for plant operations.

Administrative Payroll and Payroll Taxes expense increased slightly from $52,802 for the three months ended March 31, 2009 to $53,332 for the three months ended March 31, 2010. The increase reflects customary and usual merit pay increases.

Professional Services expense was $7,000 for the three months ended March 31, 2010 and $-0- for the three months ended March 31, 2009. The amounts reflect fees paid to the independent public accountant for auditing services and also fees for legal services.

Other Operating Expenses were $38,288 for the three months ended March 31, 2010 and $38,828 for the three months ended March 31, 2009. The decrease relates primarily to reduced spending for taxes and licenses and insurance expenses.

The Net Loss for the Period was $91,516 for the three months ended March 31, 2010, an increase from the $85,019 Net Loss reported for the three months ended March 31, 2009.  The Net Income (Loss) Per Share remained unchanged at $.00.

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

(Removed and Reserved).

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

Date:  May 13, 2010

MOBILE AREA NETWORKS INC.

By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President

8