Form 10-Q
period 2010-06-30
MOBILE AREA NETWORKS INC
filed 2010-08-12
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2010
Or

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

As of June 30, 2010, 48,860,788 shares of voting common stock were outstanding

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

Risk Factors.

7

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

7

Item 3.

Defaults Upon Senior Securities.

7

Item 4.

(Removed and Reserved).

7

Item 5.

Other Information.

7

Item 6.

Exhibits.

7

SIGNATURES

8

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31, 2009	June 30, 2010

	(Audited)	(Unaudited)

Assets
Current assets:
Cash and Cash Equivalents	$42,837	$1,866
Accounts Receivable-Net of Allowance for Doubtful Accounts	15,899	13,876
Inventory	74,775	75,488
Total current assets	133,511	91,230

Property and Equipment-Net of Accumulated Depreciation	21,658	18,564

Other Assets:
Security Deposits and Other Assets	7,092	7,092
Total Assets	$162,261	$116,886

Liabilities and Stockholders' Deficit
Current liabilities:
Notes and Capital Leases Payable-Due Within One Year	$69,258	$85,991
Accounts Payable	87,224	96,933
Accrued Expenses	102,785	162,476
Total current liabilities	259,267	345,400

Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	28,324	29,320
Accrued Salaries-Related Party	1,223,973	1,283,973
Advances from Stockholders	319,203	309,903
Total Liabilities	1,830,767	1,968,596

Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares,
issued and outstanding 48,860,788 shares	4,652,636	4,652,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,377,982)	(6,561,186)
Total Stockholders’ Deficit	(1,668,506)	(1,851,710)
Total Liabilities and Stockholders’ Deficit	$162,261	$116,886

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three and Six months ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Sales-Net of Returns and Allowances	$99,477	$82,801	$179,886	$166,379
Cost of Goods Sold	79,744	50,767	147,051	112,965
Gross Profit (Loss)	19,733	32,034	32,835	53,414

Operating expenses
Depreciation	1,547	1,547	3,094	3,094
Bad Debt Expense	—	13,500	—	15,675
Interest and Finance Charges	4,353	5,340	8,004	9,465
Outside Services	850	3,205	1,650	10,127
Administrative Payroll and taxes	50,409	52,378	103,741	105,180
Professional Services	2,400	—	9,400	—
Other Operating Expenses	51,863	30,132	90,151	68,960

Total Operating Expenses	111,422	106,102	216,040	212,501
Loss Before Other Income and Provision for Taxes	(91,689)	(74,068)	(183,205)	(159,087)
Other Income
Trade Accounts Payable written-off	—	—	—	—
Net Income (Loss) before taxes	(91,689)	(74,068)	(183,205)	(159,087)
Provision for Taxes	—	—	—	—

Net Loss for the Period	$(91,689)	$(74,068)	$(183,025)	$(159,087)

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	48,860,788	48,360,788	48,860,788	48,360,788

Net loss per share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Six months ended June 30, 2010 and 2009

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Cash flows from operating activities
Net income (loss) for the Period	$(183,205)	$(159,087)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	3,094	3,094
Bad Debt Expense	—	—
Changes in Assets and Liabilities:
Accounts Receivable	2,023	(26,391)
Inventory	(713)	(609)
Accounts Payable	9,709	3,783
Accrued Expenses	76,424	16,310
Accrued Salaries-Related Party	60,000	60,000
Net Cash Flows from Operating Activities	(32,668)	(102,900)

Cash Flows from Investing Activities
Acquisition of Property and Equipment	—	—
Cash Flows from Financing Activities
Advances (Repayments) from Stockholders	(9,300)	133,000
Proceeds from Issuance of Common Stock	—	15,000
Increases (Repayment) of Notes and Capital Leases Payable	997	(190)

Net Cash Flows from Financing Activities	(8,303)	147,810

Net Change in Cash and Cash Equivalents	(40,971)	44,910

Cash and Cash Equivalents-Beginning of Period	42,837	68,880

Cash and Cash Equivalents-End of Period	$1,866	$113,790

Supplemental disclosure of cash flow information

Cash paid for:
Taxes	$—	—

Interest	$8,004	9,465

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

Note B -

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $183,205 and $159,087 for the six months ended June 30, 2010 and 2009, respectively. As a result, there is an accumulated deficit of $6,561,186 at June 30, 2010. The primary causes of the loss for 2010 and operating losses in earlier years are attributable to decreases in orders from several key customers, competition and soft economic conditions.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Working Capital amounted to $(254,170) at June 30, 2010 compared to $(125,756) at December 31, 2009. Cash amounted to $1,866 at June 30, 2010 as compared to $42,837 at December 31, 2009.  As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash from or (used in) operating activities for the sixe months ended June 30, 2010 and 2009 was $(32,668) and ($102,900).  For the six months ended June 30, 2010 and 2009, cash was provided primarily by operations. During the six months ended June 30, 2010 and 2009, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been historically satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales increased during the current period second quarter and six months as compared with the year earlier period. For the three months ended June 30, 2010 sales were $99,477 and for the three months ended June 30, 2009, sales were $82,801, a 20.1 % increase. For the six months ended June 30, 2010, sales were $179,886 and for the six months ended June 30, 2009, sales were $166,379, an 8.1% increase. The increases for both the three month and six month periods relate to the Company’s successful ability to receive an increase in orders from its existing and expanding customer base.

Cost of Goods Sold increased during the three and six month periods when compared to the year earlier periods. For the three months ended June 30, 2010, Cost of Goods Sold were $79,744 and for the three months ended June 30, 2009, Cost of Goods Sold were $50,767. For the six months ended June 30, 2010, Cost of Goods Sold were $147,051 and for the six months ended June 30, 2009, Cost of Goods Sold were $112,965. The increases for the three and six month periods relate principally to raw material costs and subcontract services.

Total Operating Expenses increased to $111,422 for the three months ended June 30, 2010 from $106,102 for the three months ended June 30, 2009. For the six months ending June 30, 2010, operating expenses increased to $216,040 from $212,501 for the six months ending June 30, 2009.

Depreciation expense remained unchanged at $1,547 for the three months ended June 30, 2010 and June 30, 2009, respectively. For the six months ended June 30, 2010 and June 30, 2009, respectively, depreciation expense was $3,094.

Bad Debt Expense decreased to $-0- for the three months ending June 30, 2010 from $13,500 for the three months ending June 30, 2009. For the six months ending June 30, 2010, Bad Debt Expense decreased to $-0- from $15,675 for the six months ending June 30, 2009.  The reserve for uncollected accounts is considered reasonable based on the aging of accounts receivable.

Interest and Finance Charges decreased to $4,353 for the three months ended June 30, 2010 from $5,340 for the three months ended June 30, 2009. Interest and Finance Charges decreased to $8,004 for the six months ended June 30, 2010 from $9,465 for the six months ended June 30, 2009. The current period interest expense and finance charges are less due to a lower interest rate environment on credit cards and other borrowings.

Outside Services expense was $850 for the three months ended June 30, 2010 and $3,205 for the three months ending June 30, 2009. For the six months ended June 30, 2010, Outside Services expense was $1,650 compared to $10,127 for the six months ended June 30, 2009. The incidence of contracted labor expenses vary with Company staffing and the levels of production.

Administrative Payroll and Payroll Tax expense decreased slightly to $50,409 for the three months ending June 30, 2010 from $52,378 for the three months ending June 30, 2009. Administrative Payroll and Payroll Tax expense decreased to $103,741 for the six months ending June 30, 2010 from $105,180 for the six months ending June 30, 2009. The reduced expenses for the quarter and six months is attributable to a smaller unemployment tax rate.

Professional Services expense increased to $2,400 for the three months ended June 30, 2010 from $-0- for the three months ended June 30, 2009. For the six months ended June 30, 2010, Professional Services expense increased to $9,400 from $-0- for the six months ended June 30, 2009. The expense is for audit services from the Company’s independent public accountants and also legal services.

Other Operating Expenses were $51,863 for the three months ended June 30, 2010 and $30,132 for the three months ended June 30, 2009. Other Operating Expenses were $90,151 for the six months ended June 30, 2010 and $68,960 for the six months ended June 30, 2009. The increases for the three and six month periods reflect increased spending for utilities, workmens compensation insurance, local taxes and office expenses.

The Net Loss for the Period was $(91,689) for the three months ended June 30, 2010 an increase from the $(74,068) Net Loss for The Period reported for the three months ended June 30, 2009. The Net Loss for the Period was $(183,205) for the six months ended June 30, 2010, an increase from the $(159,087) Net Loss reported for the six months ended June 30, 2009. The Net Loss Per Share remained unchanged at $0.00.

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

Date:  August 12, 2010

MOBILE AREA NETWORKS INC.

By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President

8