Form 10-Q
period 2010-09-30
MOBILE AREA NETWORKS INC
filed 2010-11-15
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2010
Or

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

As of September 30, 2010, 48,860,788 shares of voting common stock were outstanding

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

Defaults Upon Senior Securities.

7

Item 4.

Submission of Matters to a Vote of Security Holders.

7

Item 5.

Other Information.

7

Item 6.

Exhibits.

7

SIGNATURES

8

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31, 2009	September 30, 2010
		(Unaudited)
Assets
Current assets:
Cash	$42,837	$12,649
Accounts Receivable-Net of Allowance for Doubtful Accounts	15,899	5,415
Inventory	74,775	72,094
Total current assets	133,511	90,158

Property and equipment, net of Accumulated Depreciation	21,658	17,017

Other Assets:
Security Deposits and Other Assets	7,092	7,092
Total Assets	$162,261	$114,267

Liabilities and Stockholders' Deficit
Current liabilities:
Notes and Capital Leases Payable-Due Within One Year	$69,258	$85,991
Accounts Payable	87,224	94,003
Accrued Expenses	102,785	200,688
Total current liabilities	259,267	380,682

Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	28,324	29,826
Accrued Salaries-Related Party	1,223,973	1,288,348
Advances from Stockholders	319,203	373,428
Total Liabilities	1,830,767	2,072,284

Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 48,860,788 shares	4,652,636	4,652,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,377,982)	(6,667,493)
Total Stockholders’ Deficit	(1,668,506)	(1,958,017)
Total Liabilities and Stockholders’ Deficit	$162,261	$114,267

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three and Nine months ended September 30, 2010 and 2009

(Unaudited)

	Three months Ended September 30, 2010	Three months Ended September 30, 2009	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009

Sales-Net of Returns and Allowances	$69,564	$77,449	$249,450	$243,828
Cost of Goods Sold	64,756	77,687	211,807	190,652
Gross Profit (Loss)	4,808	(238)	37,643	53,176

Operating expenses
Depreciation	1,547	1,547	4,641	4,641
Bad Debt Expense	—	—	—	15,675
Interest and Finance Charges	3,604	3,796	11,608	13,261
Outside Services	5,446	4,363	7,096	14,490
Administrative Payroll and Taxes	51,113	52,186	154,854	157,366
Professional Services	1,525	1,000	10,925	1,000
Other Operating Expenses	47,879	46,636	138,030	115,596

Total Operating Expenses	111,114	109,528	327,154	322,029
Loss Before Provision for Taxes	(106,306)	(109,766)	(289,511)	(268,853)
Provision for Taxes	—	—	—	—
Net Loss for the Period	$(106,306)	$(109,766)	$(289,511)	$(268,853)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	48,860,788	48,360,788	48,860,788	48,360,788

Net loss per share-Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Nine months ended September 30, 2010 and 2009

(Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash flows from operating activities
Net loss for the period	$(289,511)	$(268,853)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	4,641	4,641
Changes in Assets and Liabilities:
Accounts Receivable	10,484	(16,584)
Inventory	2,681	3,164
Prepaid Expenses	—	—
Accounts Payable and Accrued Expenses	121,415	49,722
Accrued Salaries-Related Party	64,375	80,000
Net Cash Flows from Operating Activities	(85,915)	(147,910)

Cash flows from Investing Activities
Acquisitions of Property and Equipment	—	—
Cash Flows from Financing Activities
Advances from (Repayments to) stockholders	54,225	114,800
Proceeds from Issuance of Common Stock	—	15,000
Increase (Decrease) in Long-Term Debt	1,502	1,162
Net Cash Flows from Financing Activities	55,727	130,962

Net Change in Cash and Cash Equivalents	(30,188)	(16,948)

Cash and Cash Equivalents-Beginning of Period	42,837	68,880

Cash and Cash Equivalents-End of Period	$12,649	$51,932

Cash paid for:
Taxes	$—	$—

Interest	$11,608	$13,261

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

Note B -

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $289,511 and $268,853 for the nine months ended September 30, 2010 and 2009, respectively. As a result, there is an accumulated deficit of $6,667,493 at September 30, 2010. The primary causes of the losses are attributable to the inability of the Company to obtain sufficient sales.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Working Capital amounted to $(290,524) at September 30, 2010 compared to $(125,756) at December 31, 2009. Cash amounted to $12,649 at September 30, 2010 as compared to $42,837 at December 31, 2009.  As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the nine months ended September 30, 2010 and 2009 was $(85,915) and $(147,910), respectfully, primarily as a result of the Company’s net losses.  For the nine months ended Septembetr 30, 2010 and 2009, cash was provided primarily by advances from stockholders. During the nine months ended September 30, 2010 and 2009, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales decreased during the current period third quarter as compared with the year earlier period. For the three months ended September 30, 2010 sales were $69,564 and for the three months ended September 30, 2009, sales were $77,449, an 11% decrease. For the nine months ended Septembert 30, 2010, sales were $249,450 and for the nine months ended September 30, 2009, sales were $243,828, a 2% increase. The decrease for the three months and the modest increase for the nine month period relate to the Company’s continuing challenge to obtain additional sales orders and increased production.

Cost of Goods Sold decreased for the three month period and increased for the nine month period. For the three months ended September 30, 2010, Cost of Goods Sold were $64,756 and for the three months ended September 30, 2009, Cost of Goods Sold were $77,687. For the nine months ended September 30, 2010, Cost of Goods Sold were $211,807 and for the nine months ended September 30, 2009, Cost of Goods Sold were $190,652. The decrease for the three month period and the increase for the nine months relates to the relative changes in raw material purchases and the level of sales.

Total Operating Expenses increased to $111,114 for the three months ended September 30, 2010 from $109,528 for the three months ended September 30, 2009. For the nine months ending September 30, 2010, operating expenses increased to $327,154 from $322,029 for the nine months ending September 30, 2009.

Depreciation expense remained unchanged at $1,547 for the quarter and $4,641 for the nine month period.

Bad Debt Expense was unchanged at $-0- for  the three months ending September 30, 2010 and three months ending September 30, 2009. For the nine months ending September 30, 2010, the Bad Debt Expense was $-0-.  For the nine months ending September 30, 2009, Bad Debt Expense was $15,675. The reserve for uncollected accounts is considered adequate based on the current aging of Accounts Receivable.

Interest and Finance Charges decreased to $3,604 for the three months ended September 30, 2010 from $3,796 for the three months ended September 30, 2009. Interest and Finance Charges decreased to $11,608 for the nine months ended September 30, 2010 from $13,261 for the nine months ended September 30, 2009. The decreases for both the three and nine month period relate to lower amounts of average outstanding interest-bearing debt during the current three month and nine month periods.

Outside Services expense increased to $5,446 for the three months ended September 30, 2010 from $4,363 for the three months ending September 30, 2009. For the nine months ended September 30, 2010, Outside Services expense decreased to $7,096 from $14,490 for the nine months ended September 30, 2009. The increase for the three month period and the decrease for the nine month period relate varying needs for contracted labor expenses, principally for mold production.

Administrative Payroll and Taxes expense decreased to $51,113 for the three months ended September 30, 2010 from $52,186 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, Administrative Payroll and Taxes expense decreased to $154,854 from $157,366 for the nine months ended September 30, 2009. The decreases principally reflect a reduction in plant staff.

Professional Services expense increased to $1,525 for the three months ended September 30, 2010 from $1,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, Professional Services expense increased to $10,925 from $1,000 for the nine months ended September 30, 2009. The expense relates to fees paid to its independent accountant for review and auditing services and also for legal services relating to pending litigation.

Other Operating Expenses increased to $47,879 for the three months ended September 30, 2010 from $46,636 for the three months ended September 30, 2009. Other Operating Expenses increased to $138,030 for the nine months ended September 30, 2010 from $115,596 for the nine months ended September 30, 2009.  The increases for the three and nine month periods relate principally to increased spending for taxes and licenses, corporate liability insurance and electric utilities expense.

The Net Loss for the Period was $(106,306) for the three months ended September 30, 2010, a decrease from the $(109,766) Net Loss for the Period reported for the three months ended September 30, 2009. The Net Loss for the Period was $(289,511) for the nine months ended September 30, 2010, an increase from the $(268,853) Net Loss reported for the nine months ended September 30, 2009.

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

Date:  November 15, 2010

MOBILE AREA NETWORKS INC.

By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President

8