Form 10-K
period 2010-12-31
MOBILE AREA NETWORKS INC
filed 2011-04-15
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  December 31, 2010

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

As of December 31, 2010, 49,060,788 shares of the registrant’s voting common stock were outstanding and held by non-affiliates.

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

Mobile Area Networks, Inc. the “Company” began operations in Heathrow, Florida in 1996, and in early 1997 the Company successfully developed, deployed, and documented the first use of any Wireless internet or data service. This service was for users of laptop computers and stationary internet computers “kiosks”, beginning in the Westin Hotel in Waltham (Boston), MA. and other hotels, office buildings, convention centers, and the town of Altamonte Springs Florida. Less secure services with free access became the dominant business model, and although technically successful, this service did not generate sufficient revenues to sustain operations, and the Company’s management pursued other means of generating revenues to sustain the operating Company.

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

The business and customer base changed substantially after the Vintage assets acquisition by Mobile Area Networks, Inc. Previously Vintage derived the majority of its revenues from one business segment which was the sporting firearms industry. Customers included many of the well known firearms makers in the business such as Austin Halleck, Charter Arms, Colt, Henry Repeating Arms, North American Arms, Marlin Firearms, Mossberg, Savage Arms, and Winchester. For several years the sporting arms industry suffered economically but at the year ending 2010 the industry appeared to be improving and some of these companies remain customers of the Company.

THE FUTURE OF PLASTICS AND THE COMPANY:  During the year ended 2010 the Company generated its plastics services revenues from a diverse mix of residential and commercial construction product parts, military and simulation training parts, orthopedic device parts, consumer product parts, sporting rifle parts, concrete block construction parts, air conditioner parts, and military battery and gas alarm housings. The Company’s management is also working to develop proprietary items to market in addition to custom molding in order to better control production scheduling and costs in the future.

THE FUTURE OF PLASTIC MOLD MAKING: During the year 2010 the Company obtained new business because of its ability to develop molds from customer’s ideas, as well as its ability to modify and maintain molds. Many plastic molders must outsource mold maintenance whenever repairs are needed, which causes dramatic delays in production time. The Company also offers product development prototyping and mold design to speed the process of “Idea To Product”.

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

The Company has approximately six full time employees including its President. In addition there are part time consultants available to the Company on an as needed basis. The Company also has marketing arrangements with outside individuals on a commission only basis.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

On January 1, 2009, the Company executed a new seven year lease with the same owner effective January 1, 2009 through December 31, 2015 with a base rent of $10,500.00 and pro-rated real estate taxes plus sales taxes aggregating $12,737.28 per month. The lease is subject to annual increases of $.20 per square foot. The lease provides two options to renew the term for five years each. Additionally, the lease provides the tenant with the right of first refusal to lease, under the same terms, the approximate 10,000 square feet of adjoining space if vacant when the Company should need it. As of December 31, 2010 all office equipment and furnishings and computers were owned by the Company outright and without leases.

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

Item 3. Legal Proceedings.

On October 3, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by David Byron, a former officer and employee of Vintage Industries, Inc., for non-delivery of 288,000 shares of restricted common stock of Mobile Area Networks, Inc., per a general mutual release and separation agreement between Vintage Industries, Inc. and Mr. Byron. Mr. Byron is seeking immediate delivery of 288,000 shares of Restricted Common Stock of Mobile Area Networks, Inc. and damages in the amount of the value of the stock. The Company is withholding delivery of the shares to Vintage Industries, Inc., as it was agreed to in its acquisition Agreement pending the return of various Vintage Industries owned assets which remain allegedly held in the possession of and by Mr. Byron. The Company intends to vigorously defend its position as the Company has never entered into any Agreement of any nature whatsoever with Mr. Byron. Therefore the Company does not believe the range of loss, if any, can be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements.

There has never been at any time, any Agreement made by or between Mobile Area Networks, Inc., and Mr. Byron relating to stock shares or any other matter whatsoever.

On September 3, 2009 a complaint was filed against the company with the Circuit Court of Seminole County, Florida by Vortex Innerspace Products, Inc. concerning the alleged debt by the Company to Vortex. The company believes that the note holder violated its agreement to not-compete by Daryl Dockery VP who had agreed to bring the molding business of Vortex to the Company. The Company therefore will vigorously defend its position. The Company believes that it will prevail in this action and therefore does not set aside any reserves pertaining to this case.

On February 17, 2010 a complaint was filed against the Company with the Circuit Court of Seminole County, Florida  by Merrill Lynch Bank USA (now Business Lenders, Inc.), regarding a former obligation to GE Capital Small Business lending by Vintage Industries from which the Company acquired assets. The Company made all payments  to date for Vintage on this obligation from the time of the Vintage Agreement. The Company was in discussions with GECC concerning a compromise on this debt and without notice GECC sold all of its loans.  The Company is continuing to negotiate with Business Lenders, Inc., a more favorable settlement.

The Company has not been a party to any bankruptcy proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On January 10, 2001, the Company’s stock began publicly trading on the OTCBB system under the symbol “MANW” and currently trades on the OTCQB under the same symbol..

The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2010.

	High	Low
First Quarter	.013	.005
Second Quarter	.013	.01
Third Quarter	.005	.005
Fourth Quarter	.02	.01

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

As of December 31, 2010, the Company had 415 registered shareholders of record.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and related notes which are contained herein in the following pages under Item 7.

Results of Operations

Revenues increased from $285,176 in 2009 to $288,483 in 2010, a slight increase. During 2010, several key customers suffered financial challenges which adversely affected the Company’s expected order pattern.

Cost of Goods Sold increased from $250,832 in 2009 to $262,268 in 2010.  Raw Material purchases and Direct Labor accounted for the increase.

Total Operating Expenses increased slightly from $437,156 in 2009 to $439,588 in 2010, an increase of .6%.

Bad Debts expense decreased from $15,675 in 2009 to $2,500 in 2010. The Allowance for Doubtful Accounts was increased from $16,000 as of December 31, 2009 to $18,500 as of December 31, 2010.

Depreciation expense was unchanged at $6,188 for both 2010 and 2009.

Interest expense decreased from $21,275 in 2009 to $17,070 in 2010, a decrease of 20%.  Carrying costs on credit card debt was less expensive in 2010.

Outside Services decreased from $18,866 in 2009 to $8,624 in 2010, a decrease of 54%. The decrease reflects a smaller need for contracting outside services to meet certain production schedules.

Administrative Payroll and payroll taxes decreased slightly from $209,440 in 2009 to $208,710 in 2010, a decrease of .3%.

Professional Services increased from $8,037 in 2009 to $19,925 in 2010. The increase reflects a switch to accruing for audit and review services rather than reporting the expense on a cash basis.

Other Operating Expenses, which includes such expenses as telephone, health insurance, utilities, travel, office supplies, and local taxes, increased from $157,675 in 2009 to $176,571 in 2010, an increase of 12%. The increase relates to increased spending on electric utilities, local taxes, licensing and workmen’s compensation insurance.

The Company realized a Gain on Disposal of Fixed Assets of $8,264 and a Gain on Forgiveness of Debt of $58,744 during 2009.  The Gain on write-off of Debt relates to certain stale-dated accounts payable that were inactive for several years.

The Net Loss for the Period increased from $335,803 in 2009 to $413,373 in 2010. The increased loss is attributable to the absence of Other Income in 2010 and the increase in Cost of Goods Sold. The Net Loss Per Share was $.01 in 2010 and $.01 in 2009.

The Company’s operating loss carry-forwards are approximately six million eight hundred thousand dollars ($6,800,000) which are recoverable as income tax savings through the year 2030.

Liquidity and Capital Resources

Working Capital amounted to $(393,974) at December 31, 2010 compared to $(125,756) at December 31, 2009. There was a Bank Overdraft of  $13,587 at December 31, 2010 as compared to Cash balance of $42,837 at December 31, 2009.  As more fully presented under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the year ended December 31, 2010 and 2009 was $(124,067) and $(203,729), respectively. For the year ended December 31, 2010, cash was provided primarily by advances from Shareholders. For the year ended December 31, 2009 cash was provided primarily by additional stock issuance.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Management’s Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures: As of December 31, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) promulgated under the Exchange Act Rules.

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

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010. The determination that our internal control over financial reporting was not effective is due to the Company’s limited resources and lack of ability to have multiple levels of transaction review. Management believes that this “lack of segregation of duties” will be resolved as the Company’s growth provides for the necessary additional staff. Through the use of internal consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded that we do not maintain effective internal control over financial reporting as of December 31, 2010.

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

(b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)

Directors and Executive Officers:

Beginning January 1,2011, the following individuals will comprise the Board of Directors and management team. Consistent with Florida corporate law and the Company’s By-Laws, the Company’s Board of Directors may by unanimous vote increase the number of Board members from time to time and or to elect members to fill vacancies, if any. At it’s December 2010 meeting, the 2010 Board members voted to fill vacancies being created by terms expiring for then current Board members, Jerry Nettuno and Noah Savant, The two members elected to fill these positions are reflected herein, Jerald Hoeft and Hung Ninh were elected for one year terms each.

BOARD OF DIRECTORS

George E. Wimbish, age 67, is a founder of the Company and its concept, and has been a Director of the predecessor Texas Company since November 3, 1996, and Chairman, President and CEO since March 28, 1997. His term of office is yearly until a successor is chosen. His business experience for the past 5 years includes serving as the Company’s Chief Executive Officer. Mr. Wimbish does not serve as a Director in any other public company. He resides in Heathrow, Florida.

Jerald R. Hoeft, CPA, age 68, was appointed Chief Financial Officer in January, 2001 and Director in December, 2010. Mr. Hoeft had been a practicing CPA in the Orlando area from 1999 through 2007. Prior to 1999, he was in the financial services industry for over twenty-five years where he served as a chief financial officer and director for several leading public and privately-held companies. Mr. Hoeft does not serve as a Director in any other public company. He resides in Heathrow, Florida.

Hung V. Ninh,  age 52, has a Bachelors of Science Degree from The University of North Carolina in Computer Sciences and Mathematics. Mr. Ninh was also appointed as a Director in December, 2010.  He has been in senior management with a major retail chain for over twenty-five years, with over thirty-five years experience in retail management. He does not serve as a director of any other public company. He resides in Lake Mary, Florida.

OFFICERS

Judy D. Wimbish: Corporate Secretary and Executive Assistant to the CEO. Mrs. Wimbish is the wife of the CEO and has served full time with minimal compensation since the beginning of 1998 until the present.

(b)

Significant Employees and Consultants

Paul Savage: Research and Development Director. Mr. Savage has more than 25 years experience in Principal wireless product design in digital, analog, RF, and microwave circuit design. Mr. Savage currently has an extensive laboratory within the Company’s building for the purpose of developing specialty products for the Company. Savage currently serves in a consulting role to the Company.

(c)

Family Relationships

Judy D. Wimbish who serves as Executive Assistant, is the wife of CEO and majority shareholder George Wimbish, whose shares are jointly owned by Mrs. Wimbish. She currently serves full time.

Hung Ninh, Director, is the son-in-law of the Company’s CEO.

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

The Company’s current policy is that Directors serve without compensation. However, in the future it may be in the Company’s best interests to compensate Directors in a manner that will attract the most qualified people to serve on the Company’s Board. Through December 31, 2010 the officers of the Company have served mostly without compensation other than the allowance to acquire Restricted founders stock at a preferred price. Mr. Wimbish was paid $10,000 in 2010 and 2009. The Company’s management may determine when it is in the best interest of the Company to compensate Officers and Directors. For the years 1998 through 2010, Mr. Wimbish’s annual salary was approved to be $120,000, a portion of which has not been paid and remains in accrued expenses on the 2010 and 2009 balance sheets. Mr. Wimbish’s deferred salary as wages remains to be the most superior lien upon the Company’s assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2010 with respect to each director and officer and any person who is known to the Company to be the beneficial owner of five percent (5%) or more of the Company’s outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares held by all directors and officers, individually and as a group.

Name and Address of Owner	Shares Owned	Percent
George E. Wimbish*	25,500,000(a)	51.98%
Director, Chairman, President, & CEO
Company Address

Judy D. Wimbish*-Secretary, Jointly owns all shares with George Wimbish, CEO

Kevin J. Spolski, Building Owner	4,500,000	9.17%
Company Address

Hung V. Ninh	17,000.03%
Director
Company Address
Jerald R. Hoeft	570,000(d)	1.37%
Director, Treasurer, Chief Financial Officer
Company Address

Subtotal	30,687,000	62.55%
Other Private Shareholders	16,182,488(b)	32.98%(c)
Publicly traded shares	2,191,300	4.47%
Total	49,060,788	100.0%

(a)

Within the knowledge of the issuer, no other person holds or shares the power to vote or direct the voting of securities described pursuant to subsection (a) above. No other person holds shares or the power to vote 5% or more of the issuer’s voting securities.

(b)

The Company may utilize private stock shares as incentive or compensation for the product and service marketing efforts of the Company’s employees or Directors,  when appropriate.

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

None.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The Company incurred audit and review fees from its Independent Registered Public Accounting Firm, Randall N. Drake, CPA, PA the sum of $8,000 during each of the years ending December 31, 2010 and December 31, 2009.

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

Signature	Title	Date

/s/ George Wimbish	Director, Chairman, President, Chief Executive.	April 14, 2011
George Wimbish

/s/ Jerald R. Hoeft	Director, Treasurer, Chief Financial Officer	April 14, 2011
Jerald R. Hoeft

/s/ Hung V. Ninh	Director	April 14, 2011
Hung V. Ninh

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

TABLE OF CONTENTS

Independent Auditors’ Report	F – 2
Balance Sheets at December 31, 2010 and 2009	F – 3
Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2010 and 2009	F – 4
Statements of Operations for the Years Ended December 31, 2010 and 2009	F – 5
Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	F - 6 – F – 7
Notes to Financial Statements	F - 8 – F – 16

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mobile Area Networks, Inc.

We have audited the accompanying balance sheets of Mobile Area Networks, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Area Networks, Inc. as of December 31, 2010 and 2009 and the results of its operations, changes in its stockholder’s deficit and its cash flows in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

April 14, 2011

MOBILE AREA NETWORKS, INC. (A FLORIDA CORPORATION)
Sanford, Florida

BALANCE SHEETS

December 31,	2010	2009

ASSETS

Current Assets
Cash and Cash Equivalents	—	$42,837
Accounts Receivable – Net of Allowance for Doubtful Accounts	$16,257	15,899
Inventory	67,953	74,775

Total Current Assets	84,210	133,511

Property and Equipment – Net of Accumulated Depreciation	15,470	21,658

Other Assets
Security Deposits	7,092	7,092

Total Assets	$106,772	$162,261

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank Overdraft	$13,587	—
Notes and Capital Leases Payable – Due Within One Year	99,596	$69,258
Accounts Payable	96,729	87,224
Accrued Expenses	268,272	102,785

Total Current Liabilities	478,184	259,267

Other Liabilities
Notes and Capital Leases Payable – Due After One Year	—	28,324
Accrued Salaries – Related Party	1,308,048	1,223,973
Advances from Stockholders	398,419	319,203

Total Liabilities	2,184,651	1,830,767

Stockholders’ Deficit
Common Stock: No Par; 50,000,000 Shares Authorized,
49,060,788 and 48,860,788 Shares Issued
And Outstanding, respectively	4,656,636	4,652,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,791,355)	(6,377,982)

Total Stockholders’ Deficit	(2,077,879)	(1,668,506)

Total Liabilities and Stockholders’ Deficit	$106,772	$162,261

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC. (A FLORIDA CORPORATION) Sanford, Florida

	Number of Shares	Common Stock	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balances – December 31, 2008	48,360,788	$ 4,617,636	56,840	$(6,042,178)	$(1,367,702)

Issuance of Common Stock for Cash	—	35,000		—	35,000

Issuance of Common Stock for Services	500,000	—			—

Net Loss	—	—		(335,804)	(335,804)

Balances – December 31, 2009	48,860,788	$ 4,652,636	$56,840	$(6,377,982)	$(1,668,506)

Issuance of Common Stock for Cash	—	—		—	—

Issuance of Common Stock for
Services	200,000	4,000			4,000

Net Loss	—	—		(413,373)	(413,373)

Balances – December 31, 2010	49,060,788	$4,656,636	$56,840	$(6,791,355)	$(2,077,879)

The accompanying notes are an integral parts of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENTS OF OPERATIONS

Years Ended December 31,	2010	2009

Revenues – Net of Returns and Allowances	$288,483	$285,176

Cost of Goods Sold	262,268	250,832

Gross Profit	26,215	34,344

Operating Expenses
Bad Debts	2,500	15,675
Depreciation	6,188	6,188
Interest	17,070	21,275
Outside Services	8,624	18,866
Administrative Payroll and Payroll Taxes	208,710	209,440
Professional Services	19,925	8,037
Other Operating Expenses	176,571	157,675
Total Operating Expenses	439,588	437,156

Loss Before Other Income and (Expenses)	(413,373)	(402,812)
Other Income and (Expenses)		—
Gain on Disposal of Fixed Assets	—	(8,264)
Gain on Forgiveness of Debt	—	(58,744)

Loss Before Provision for Taxes	(413,373)	(335,804)

Provision for Taxes	—	—

Net Loss	$(413,373)	$(335,804)

Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	48,911,199	48,360,788

Net Loss per Share – Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENT OF CASH FLOWS

Years Ended December 31,	2010	2009

Cash Flows Used By Operating Activities

Net Loss	$(413,373)	$(335,804)

Adjustments to Reconcile Net Loss to
Net Cash Flows Used By Operating Activities:
Common Stock issued as compensation	4,000	—
Depreciation	6,188	6,188
Changes in Assets and Liabilities:
Accounts Receivable	(359)	(12,872)
Inventory	6,822	1,197
Bank Overdraft	13,587	—
Accounts Payable	9,505	(58,492)
Accrued Expenses	165,488	86,054
Accrued Salaries – Related Party	84,075	110,000

Net Cash Flows Used By Operating Activities	(124,067)	(203,729)

Cash Flows Used By Investing Activities
Acquisition of Property and Equipment	—	—

Cash Flows Provided By Financing Activities
Advances (Repayments) from Stockholders	79,216	(3,550)
Proceeds from Issuance of Common Stock	—	422,005
Repayment of Notes and Capital Leases Payable	2,014	58,272

Net Cash Flows Provided By Financing Activities	81,230	476,727

Net Change in Cash and Cash Equivalents	(42,837)	41,960

Cash and Cash Equivalents – Beginning of Year	42,837	26,920

Cash and Cash Equivalents(Overdraft) – End of Year	$—	$68,880

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENTS OF CASH FLOWS – continued

Years Ended December 31,	2010	2009

Supplemental Disclosures

Interest Paid	$17,070	$21,275
Income Taxes Paid	—	—

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

Allowance for Doubtful Accounts and Bad Debts

The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $18,500 as of December 31, 2010 and of $16,000 at December 31, 2009.

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

Advances from Stockholders

Advances from stockholders consists of advances due on demand for working capital purposes. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the Company has imputed interest at the prime rate plus 1%. Imputed interest expense for the years ended December 31, 2010 and 2009 was $1,190 and $3,356, respectively.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, which may at times exceed federally insured limits, and trade accounts receivable. The Company had no cash balances that exceeded insured limits at December 31, 2010 or 2009. Cash is placed primarily in high quality short-term interest bearing financial instruments.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note B -

Summary of Significant Accounting Policies - continued

Concentrations of Credit Risk - continued

The Company had two significant customers representing fifty-five percent (55%) of total 2010 sales. In 2009, four significant customers represented forty-nine (49%) of total sales for the year. As of December 31, 2010, the two significant customers comprised approximately fourteen percent (14.0%) of the accounts receivable balance. As of December 31, 2009, four significant customers comprised less than one percent (1.0%) of the accounts receivable balance.

The Company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business and maintains an allowance for anticipated credit losses.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivables, inventory, security deposits, accounts payable, and accrued expenses approximated book value at December 31, 2010 and 2009, because of the immediate or short-term maturity of these financial instruments.

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

During the year ended December 31, 2010, an officer was issued stock in satisfaction of services to the Company.

Net Loss Per Common Share

Basic Earnings Per Share is calculated by dividing loss available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended December 31, 2010 and 2009.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note B -

Summary of Significant Accounting Policies - continued

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred tax assets and liability balances. The Company had no material deferred tax assets or liabilities at December 31, 2010 and 2009.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately six million eight hundred thousand dollars ($6.8 million) in net operating losses as of December 31, 2010, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

Note C-Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof issued by the FASB, AICPA and the SEC that have effectiveness dates during the periods reported and in future periods.  Management does not believe that any of those pronouncements will have a material impact on the Company’s present or future financial statements.

Note D -

Accounts Receivable

Accounts receivable consisted of the following:

December 31,	2010	2009

Trade	$34,757	$31,899
Reproductions	—	—
	$34,757	$31,899
Less: Allowance for Doubtful Accounts	18,500	16,000

Net Accounts Receivable	$16,257	$15,899

Note E -

Inventory

Inventory consisted of the following:

December 31,	2010	2009

Raw Materials	$44,305	$45,286
Work-in-Process	23,648	29,489
Finished Goods	—	—

Total Inventory	$67,953	$74,775

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note F -

Property and Equipment

Property and equipment consisted of the following:

December 31,	2010	2009

Manufacturing Equipment	$722,467	$722,467
Computer Equipment and Software	66,912	66,912
Office Furniture and Equipment	73,665	73,665
Leasehold Improvements	42,921	42,921
	$905,965	$905,965
Less: Accumulated Depreciation	890,495	884,307

Net Property and Equipment	$15,470	$21,658

Depreciation expense for the years ended December 31, 2010 and 2009 was $6,188 and $6,188, respectively.

Note G -

Notes and Capital Leases Payable

Notes and capital leases payable consisted of the following:

December 31,	2010	2009

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

	$ 48,002	$ 48,002

Vortex Innerspace Products, Inc.
Note payable due April, 2011, payable in monthly installments of $1,771.44, including principal and interest of 4.0%. Late payments beyond ten days are subject to a penalty of $50. This loan is in dispute and is in litigation. (See Note I )	51,594	49,581

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note G -

Notes and Capital Leases Payable - continued

December 31,	2010	2009

Total Notes and Capital Leases Payable	$99,596	$97,583

Less: Amount Due Within One Year	99,596	69,258

Amount Due After One Year	$—	$28,324

Annual maturities of notes and capital leases payable for the five years succeeding December 31, 2010 are as follows:

2011	2012	2013	2014	2015	Thereafter	Total
$99,596	$ —	$ —	$ —	$ —	$ —	$ 99,596

Interest expense on the notes payable for the years ended December 31, 2010 and 2009 was $17,070 and $21,275, respectively

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note H -

Leases

The Company entered into a building lease for office and manufacturing space on January 1, 2009 for 25,000 square feet for a term of five years with two options to renew for five years each.

Future minimum lease payments for the five years succeeding December 31, 2009 is as follows:

2011	2012	2013	2014	2015	Total
$ 158,182	$ 163,505	$ 168,833	$ 174,162	$ 179,490	$ 844,172

Note I -

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

The Company pledged 1,440,000 shares of Restricted Common Stock, with a fair market value of approximately $274,000 according to the trading price of public shares on the day of the agreement, to be disbursed among the then shareholders of and by Vintage Industries, Inc. Vintage was to be dissolved in a timely manner, and future operations were to continue as a business segment of the Company. The Company also agreed to assume responsibility for certain current and long-term liabilities of Vintage. The alleged GECC-Merrill Lynch note remains unpaid as of December 31, 2010 (Note I). After the issuance of the shares used in this transaction, the effect would be that the former shareholders of Vintage would then own jointly approximately four percent (4%) of the then outstanding shares of the Company. The agreement also includes a Non-Competition Agreement from the former shareholders of Vintage for three years as well as a stock share “leak-out” restriction clause.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note J -

Litigation

On October 3, 2002, a complaint was filed against the Company with the Circuit Court of Seminole County, Florida by David Byron, a former officer and employee of Vintage Industries, Inc., for non-delivery of 288,000 shares of Restricted Common Stock of Mobile Area Networks, Inc., per a general mutual release and separation agreement between Vintage Industries, Inc. and Mr. Byron. Mr. Byron is seeking immediate delivery of 288,000 shares of restricted common stock of Mobile Area Networks, Inc. and damages in the amount of the value of the stock. The Company is withholding delivery of the shares to Vintage Industries, Inc., as it was agreed to in its acquisition Agreement pending the return of various Vintage Industries owned assets which remain allegedly held in the possession of and by Mr. Byron. The Company intends to vigorously defend its position as the Company has never entered into any Agreement of any nature whatsoever with Mr. Byron. Therefore the Company does not believe the range of loss, if any, can be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements.

There has never been at any time, any agreement made by or between Mobile Area Networks, Inc. and Mr. Byron relating to stock shares or any other matter whatsoever.

On September 3, 2009 a complaint was filed against the company with the Circuit Court of Seminole County, Florida by Vortex Innerspace Products, Inc. concerning the alleged debt by the Company to Vortex. The company believes that the note holder violated its agreement to not-compete by Daryl Dockery VP who had agreed to bring the molding business of Vortex to the Company. The Company therefore will vigorously defend its position. The Company believes that it will prevail in this action and therefore does not set aside any reserves pertaining to this case.

On February 17, 2010 a complaint was filed against the Company with the Circuit Court of Seminole County, Florida  by Merrill Lynch Bank USA (now Business Lenders, Inc.), regarding a former obligation to GE Capital Small Business lending by Vintage Industries from which the Company acquired assets. The Company made all payments to date for Vintage on this obligation from the time of the Vintage Agreement. The Company was in discussions with GECC concerning a compromise on this debt and without notice GECC sold all of its loans. The Company is continuing to negotiate with Business Lenders, Inc. a more favorable settlement.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note K -

Related Party Transaction

The Company’s President and Chief Executive Officer has continued to defer a large portion of his salary until such time as the Company’s cash position will allow such payments. Compensation of $120,000 per year has been accrued and accounted for in the accompanying financial statements under the Accrued Salaries - Related Party caption on the Balance Sheet. During 2010 and 2009, the Company’s President was paid $10,000 and $110,000 was accrued. It is acknowledged by the Company’s management and ratified by its Board of Directors that this deferred salary along with personal notes to the Company by the CEO and his wife are considered wages and is the most superior lien and bond against all of the Company’s assets.

Note L -

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has reported net losses of $413,373 and $335,804 for the years ended December 31, 2010 and 2009, respectively. As a result, there is an accumulated deficit of $6,791,355 at December 31, 2010. The primary causes of the losses are attributable to operating costs exceeding attained sales due to foreign competition, and challenging economic conditions for manufacturing domestically.

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

Note M-    Subsequent Events

Management has evaluated events occurring subsequent to December 31, 2010 and through April 15, 2011, the date the Company filed its annual report on Form 10-K, for their effect on these financial statements.