Form 10-Q
period 2011-03-31
MOBILE AREA NETWORKS INC
filed 2011-05-16
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2011
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and
post such files).	☐		☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer		☐
Non-accelerated filer ☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No

As of March 31, 2011, 49,060,788 shares of voting common stock were outstanding.

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

Risk Factors.

7

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

7

Item 3.

Defaults Upon Senior Securities.

7

Item 4.

(Removed and Reserved).

7

Item 5.

Other Information.

7

Item 6.

Exhibits.

7

SIGNATURES

8

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31, 2010	March 31, 2011 (Unaudited)
Assets
Current assets:
Cash and Cash Equivalents	$—	$—
Accounts Receivable-Net of Allowance for Doubtful Accounts	16,257	40,757
Inventory	67,953	67,332
Total current assets	84,210	108,089

Property and Equipment-Net of Accumulated Depreciation	15,470	13,923

Other Assets:
Security Deposits and Other Assets	7,092	7,092
Total Assets	$106,772	$129,104

Liabilities and Stockholders' Deficit
Current liabilities:
Bank Overdraft	$13,587	$16,962
Notes and Capital Leases Payable-Due Within One Year	99,596	100,112
Accounts Payable	96,729	97,418
Accrued Expenses	268,272	307,817
Total current liabilities	478,184	522,309

Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	—	—
Accrued Salaries-Related Party	1,308,048	1,338,048
Advances from Stockholders	398,419	425,218
Total Liabilities	2,184,651	2,285,575

Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 49,060,788 shares	4,656,636	4,656,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,791,355)	(6,869,947)
Total Stockholders’ Deficit	(2,077,879)	(2,156,471)
Total Liabilities and Stockholders’ Deficit	$106,772	$129,104

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Sales-Net of Returns and Allowances	$60,574	$80,409

Cost of Goods Sold	43,325	67,307

Gross Profit	17,249	13,102

Operating Expenses
Depreciation	1,547	1,547
Bad Debt Expense	2,000	—
Interest and Finance Charges	4,212	3,651
Outside Services	1,300	800
Administrative Payroll and Payroll Taxes	48,074	53,332
Professional Services	1,000	7,000
Other Operating Expenses	37,718	38,288
Total Operating Expenses	95,851	104,618

Net Income (Loss) before taxes	(78,602)	(91,516)
Provision for Taxes	—	—
Net Income (Loss) for the Period	$(78,602)	$(91,516)

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	49,060,788	48,860,788

Net loss per share-Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities
Net income (loss) for the Period	$(78,602)	$(91,516)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	1,547	1,547
Bad Debt Expense	2,000	—
Changes in Assets and Liabilities:
Accounts Receivable	(26,500)	(15,589)
Inventory	621	1,891
Accounts Payable	689	5,276
Accrued Expenses	39,554	37,702
Accrued Salaries-Related Party	30,000	30,000
Net Cash Flows from Operating Activities	(30,691)	(30,689)

Cash Flows from Investing Activities
Acquisition of Property and Equipment	—	—
Cash Flows from Financing Activities
Advances (Repayments) from Stockholders	26,800	(4,000)
Increases (Repayment) of Notes and Capital Leases Payable	516	496

Net Cash Flows from Financing Activities	27,316	(3,904)

Net Change in Cash and Cash Equivalents	(3,375)	(34,593)

Cash and Cash Equivalents (Bank Overdraft)-Beginning of Period	(13,587)	42,837

Cash and Cash Equivalents (Bank Overdraft)-End of Period	$(16,962)	$8,244

Supplemental disclosure of cash flow information

Cash paid for:
Taxes	$—	$—

Interest	$4,212	$3,651

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

Note B -

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $78,602 and $91,516 for the three months ended March 31, 2011 and 2010, respectively. As a result, there is an accumulated deficit of $6,869,947 at March 31, 2011. The primary causes of the loss for 2011 and operating losses in earlier years are attributable to decreases in orders from several key customers, competition and soft economic conditions.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Working Capital amounted to $(414,220) at March 31, 2011 compared to $(393,974) at December 31, 2010. Bank Overdraft amounted to $16,962 at March 31, 2011 as compared to $13,587 at December 31, 2010. As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash from or (used in) operating activities for the three months ended March 31, 2011 and 2010 was $(30,691) and $(30,689). For the three months ended March 31, 2011 and 2010, cash was provided primarily by operations and partly by advances from shareholders. During the three months ended March 31, 2010 and 2009, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been historically satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales decreased during the current period first quarter as compared with the year earlier period. For the three months ended March 31, 2011 sales were $60,574 and for the three months ended March 31, 2010, sales were $80,409. The decrease relates to a reduction in shipments to customers related to soft economic conditions.

Cost of Goods Sold decreased during the current period first quarter as compared with the year earlier first quarter. For the three months ended March 31, 2011, Cost of Goods Sold were $43,325 and for the three months ended March 31, 2010, Cost of Goods Sold were $67,307 The decrease is commensurate with the decrease in sales.

Total Operating Expenses decreased to $95,851 for the three months ended March 31, 2011 from $104,618 for the three months ended March 31, 2010.

Depreciation expense was unchanged at $1,547 for the current year first quarter and the prior year first quarter.

Bad Debt Expense was $2,000 and $-0- for the three months ended March 31, 2011 and 2010, respectively. The allowance for uncollectible accounts is considered adequate for the current period.

Interest and Finance Charges expense increased to $4,212 for the three months ended March 31, 2011 from $3,651 for the three months ended March 31, 2010. The increase is related to the overall level of outstanding long-term debt and credit card payables that is greater than the year earlier period.

Outside Services expense is $1,300 for the three months ended March 31, 2011 compared to $800 for the three months ended March 31, 2010. The current year increase was due to an increased use of contract labor for plant operations.

Administrative Payroll and Payroll Taxes expense decreased to $48,074 for the three months ended March 31, 2011 from $53,332 for the three months ended March 31, 2011. The decrease reflects staff reductions necessitated by the contraction in business activity.

Professional Services expense was $1,000 for the three months ended March 31, 2011 and $7,000 for the three months ended March 31, 2010. The amounts reflect fees paid to the independent public accountant for auditing services and also fees for legal services.

Other Operating Expenses were $37,718 for the three months ended March 31, 2011 and $38,288 for the three months ended March 31, 2010. The decrease is not material. Other Operatng Expenses includes spending for local taxes, licenses, insurance expenses, travel and telephone.

The Net Loss for the Period was $78,602 for the three months ended March 31, 2011, a decrease from the $91,516 Net Loss reported for the three months ended March 31, 2010.  The Net Income (Loss) Per Share remained unchanged at $.00.

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

Date:  May 13, 2011

MOBILE AREA NETWORKS INC.

By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President

8