Form 10-Q
period 2011-06-30
MOBILE AREA NETWORKS INC
filed 2011-08-15
CIK 1029454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011
Or

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
		☑	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
		☑		☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☑	No

As of June 30, 2011, 49,060,788 shares of voting common stock were outstanding

Mobile Area Networks, Inc.

Item 1.  Financial Statements
MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Sanford, Florida
Balance Sheets

	December 31,	June 30,
	2010	2011
	(Audited)	(Unaudited)
Assets
Current assets:
Cash and Cash Equivalents	$—	$—
Accounts Receivable-Net of Allowance for Doubtful Accounts	16,257	5,573
Inventory	67,953	63,480
Total current assets	84,210	69,053

Property and Equipment-Net of Accumulated Depreciation	15,470	12,376

Other Assets:
Security Deposits and Other Assets	7,092	7,092
Total Assets	$106,772	$88,521

Current liabilities:
Bank Overdraft	$13,587	$9,076
Notes and Capital Leases Payable-Due Within One Year	99,596	107,284
Acounts Payable	96,729	96,099
Accrued Expenses	268,272	340,720
Total current liabilities	478,184	553,179

Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	—	—
Accrued Salaries-Related Party	1,308,048	1,368,048
Advances from Stockholders	398,419	432,419
Total Liabilities	2,184,651	2,353,646

Stockholders’ Deficit

Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 49,060,788 shares	4,656,636	4,656,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,791,355)	(6,978,601)
Total Stockholders’ Deficit	(2,077,879)	(2,265,125)
Total Liabilities and Stockholders’ Deficit	$106,772	$88,521

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Sanford, Florida
Statements of Operations
Three and Six months ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Sales-Net of Returns and Allowances	$35,003	$99,477	$95,577	$179,886
Cost of Goods Sold	44,217	79,744	87,542	147,051
Gross Profit (Loss)	(9,214)	19,733	8,035	32,835

Operating expenses

Depreciation	1,547	1,547	3,094	3,094
Bad Debt Expense	—	—	2,000	—
Interest and Finance Charges	4,700	4,353	8,912	8,004
Outside Services	3,270	850	4,570	1,650
Administrative Payroll and taxes	49,867	50,409	97,941	103,741
Professional Services	6,550	2,400	7,550	9,400
Other Operating Expenses	33,496	51,863	71,214	90,151

Total Operating Expenses	99,430	111,422	195,281	216,040
Loss Before Other Income and Provision for Taxes	(108,644)	(91,689)	(187,246)	(183,205)
Other Income
Trade Accounts Payable written-off	—	—	—	—
Net Income (Loss) before taxes	(108,644)	(91,689)	(187,246)	(183,205)
Provision for Taxes	—	—	—	—

Net Loss for the Period	$(108,644)	$(91,689)	$(187,246)	$(183,205)
Weighted Average Number of Common Shares

Outstanding-Basic and Diluted	49,060,788	48,860,788	49,060,788	48,860,788
Net loss per share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Sanford, Florida
Statements of Cash Flows

Six months ended June 30, 2011 and 2010
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities
Net income (loss) for the Period	$(187,246)	$(183,205)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	3,094	3,094
Bad Debt Expense	2,000	—
Changes in Assets and Liabilities:
Accounts Receivable	8,684	2,023
Inventory	4,474	(713)
Accounts Payable	(629)	9,709
Accrued Expenses	72,446	76,424
Accrued Salaries-Related Party	60,000	60,000
Net Cash Flows from Operating Activities	(37,177)	(32,668)

Cash Flows from Investing Activities
Acquisition of Property and Equipment	—	—
Cash Flows from Financing Activities
Advances (Repayments) from Stockholders	34,000	(9,300)
Proceeds from Issuance of Common Stock		—
Increases (Repayment) of Notes and Capital Leases Payable	7,688	997

Net Cash Flows from Financing Activities	41,688	(8,303)

Net Change in Cash and Cash Equivalents	4,511	(40,971)

Cash and Cash Equivalents (Bank Overdraft)-Beginning of Period	(13,587)	42,837

Cash and Cash Equivalents (Bank Overdraft)-End of Period	$(9,076)	$1,866

Supplemental disclosure of cash flow information

Cash paid for:
Taxes	$—	—

Interest	$8,912	8,004

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

Note B -     Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has reported a net loss of $187,246 and $183,205 for the six months ended June 30, 2011 and 2010, respectively.  As a result, there is an accumulated deficit of $6,978,601 at June 30, 2011.  The primary causes of the loss for 2011 and operating losses in earlier years are attributable to decreases in orders from several key customers, competition and soft economic conditions.

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

Note C-	Financial Review
These financial statements have not been reviewed by the Company’s independent accounting firm.

ITEM 2.  MANAGEMENT’S DISCUSSION AND  ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working  Capital amounted to $(484,126) at June 30, 2011 compared to $(393,974) at December 31, 2010.  Cash amounted to a Bank Overdraft of $9,076 at June 30, 2011 as compared to a Bank Overdraft of $13,587 at December 31, 2010.   As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash from or (used in) operating activities for the six months ended June 30, 2011 and 2010 was $(37,177) and ($32,668).   For the six months ended June 30, 2011 and 2010, cash was provided primarily by operations and Advances from Stockholders.  During the six months ended June 30, 2011 and 2010, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been historically satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales decreased during the current period second quarter and six months as compared with the year earlier period.  For the three months ended June 30, 2011 sales were $35,003 and for the three months ended June 30, 2010, sales were $99,477.  For the six months ended June 30, 2011, sales were $95,577 and for the six months ended June 30, 2010, sales were $179,886.  The decreases for both the three month and six month periods relate to a weaker economy and the Company’s unsuccessful ability to receive an increase in orders from its existing customer base.

Cost of Goods Sold decreased during the three and six month periods when compared to the year earlier periods.  For the three months ended June 30, 2011, Cost of Goods Sold were $44,217 and for the three months ended June 30, 2010, Cost of Goods Sold were $79,744.  For the six months ended June 30, 2011, Cost of Goods Sold were $87,542 and for the six months ended June 30, 2010, Cost of Goods Sold were $147,051.  The decreases for the three and six month periods related to the decreases in sales.

Total Operating Expenses decreased to $99,430 for the three months ended June 30, 2011 from $111,422 for the three months ended June 30, 2010.  For the six months ending June 30, 2011, operating expenses decreased to $195,281 from $216,040 for the six months ending June 30, 2010.

Depreciation expense remained unchanged at $1,547 for the three months ended June 30, 2011 and June 30, 2010, respectively.  For the six months ended June 30, 2011 and June 30, 2010, respectively, depreciation expense was $3,094.

Bad Debt Expense was $-0- for the three months ending June 30, 2011 and June 30, 2010, respectively.  For the six months ending June 30, 2011, Bad Debt Expense increased to $2,000 from $-0- for the six months ending June 30, 2010.   The reserve for uncollected accounts is considered reasonable based on the aging of accounts receivable.

Interest and Finance Charges increased to $4,700 for the three months ended June 30, 2011 from $4,353 for the three months ended June 30, 2010.  Interest and Finance Charges increased to $8,912 for the six months ended June 30, 2011 from $8,004 for the six months ended June 30, 2010.  The current period interest expense and finance charges are greater due to a higher interest rate environment on credit cards.

Outside Services expense was  $3,270 for the three months ended June 30, 2011 and $850 for the three months ending June 30, 2010.  For the six months ended June 30, 2011, Outside Services expense was $4,570 compared to $1,650 for the six months ended June 30, 2010.  The incidence of contracted labor expenses vary with Company staffing and the levels of production.

Administrative Payroll and Payroll Tax expense decreased slightly to $49,867 for the three months ending June 30, 2011 from $50,409 for the three months ending June 30, 2010.  Administrative Payroll and Payroll Tax expense decreased to $97,941 for the six months ending June 30, 2011 from  $103,741 for the six months ending June 30, 2010.  The reduced expenses for the quarter and six months is attributable to a reduction in staff necessitated by the decrease in sales.

Professional Services expense increased to $6,550 for the three months ended June 30, 2011 from $2,400 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, Professional Services expense decreased to $7,550 from $9,400 for the six months ended June 30, 2010.  The expense is for audit and review services from the Company’s independent public accountants and also legal services.

Other Operating Expenses were $33,496 for the three months ended June 30, 2011 and $51,863 for the three months ended June 30, 2010. Other Operating Expenses were $71,214 for the six months ended June 30, 2011 and $90,151 for the six months ended June 30, 2010.   The decreases for the three and six month periods  reflect decreased spending for electric utilities, travel, local taxes and telephone expenses.

The Net Loss for the Period was $(108,644) for the three months ended June 30, 2011 an increase from the $(91,689) Net Loss for The Period reported for the three months ended June 30, 2010. The Net Loss for the Period was $(187,246) for the six months ended June 30, 2011, an increase from the $(183,205) Net Loss reported for the six months ended June 30, 2010.  The Net Loss Per Share remained unchanged at $0.00.

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

Date: August 10, 2011	Mobile Area Networks, Inc.

	By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President