Form 10-Q/A
period 2011-07-31
MOBILE AREA NETWORKS INC
filed 2012-01-13
CIK 1029454

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

Mobile Area Networks, Inc.

Item 1. Financial Statements

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31,	June 30,
	2010	2011
	(Audited)	(Unaudited)
Current assets:
Cash and Cash Equivalents	-	-
Accounts Receivable-Net of Allowance for Doubtful Accounts	67,953	63,480
Inventory	84,210	69,053
Total current assets

Property and Equipment-Net of Accumulated Depreciation	15,470	12,376

Other Assets	7,092	7,092
Total Assets	106,772	88,521

Liabilities and Stockholders' Deficit
Current liabilities:
Bank Overdraft	13,587	9,076
Notes and Capital Leases Payable-Due Within One Year	99,596	107,284
Accounts Payable	96,729	96,099
Accrued Expenses	268,272	340,720
Total current liabilities	478,184	553,179

Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	-	-
Accrued Salaries-Related Party	1,308,048	1,368,048
Advances from Stockholders	398,419	432,419
Total Liabilities	2,184,651	2,353,646

Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 49,060,788 shares	4,656,636	4,656,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,791,355)	(6,978,601)
Total Stockholders’ Deficit	(2,077,879)	(2,265,125)
Total Liabilities and Stockholders’ Deficit	106,772	88,521

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three and Six months ended June 30, 2011 and 2010

(Unaudited)

Three Months	Three Months	Six Months	Six Months
Ended	Ended	Ended	Ended
June 30,	June 30,	June 30,	June 30,
2011	2010	2011	2010

Sales-Net of Returns and Allowances	$ 35,003	$ 99,477	$ 95,577	$ 179,886
Cost of Goods Sold	44,217	79,744	87,542	147,051
Gross Profit (Loss)	(9,214)	19,733	8,035	32,835

Operating expenses
Depreciation	1,547	1,547	3,094	3,094
Bad Debt Expense	—	—	2,000	—
Interest and Finance Charges	4,700	4,353	8,912	8,004
Outside Services	3,270	850	4,570	1,650
Administrative Payroll and taxes	49,867	50,409	97,941	103,741
Professional Services	6,550	2,400	7,550	9,400	9,400
Other Operating Expenses	33,496	51,863	71,214	90,151

Total Operating Expenses	99,430	111,422	195,281	216,040
Loss Before Other Income and Provision for Taxes	(108,644)	(91,689)	(187,246)	(183,205)
Other Income
Trade Accounts Payable written-off	—	—	—	—
Net Income (Loss) before taxes	(108,644)	(91,689)	(187,246)	(183,205)
Provision for Taxes	—	—	—	—

Net Loss for the Period	$ (108,644)	$ (91,689)	$ (187,246)	$ (183,205)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	49,060,788	48,860,788	49,060,788	48,860,788

Net loss per share-Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Six months ended June 30, 2011 and 2010

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities
Net income (loss) for the Period	$(187,246)	$(183,205)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	3,094	3,094
Bad Debt Expense	2,000	—
Changes in Assets and Liabilities:
Accounts Receivable	8,684	2,023
Inventory	4,474	(713)
Accounts Payable	(629)	9,709
Accrued Expenses	72,446	76,424
Accrued Salaries-Related Party	60,000	60,000
Net Cash Flows from Operating Activities	(37,177)	(32,668)

Cash Flows from Investing Activities
Acquisition of Property and Equipment	—	—
Cash Flows from Financing Activities
Advances (Repayments) from Stockholders	34,000	(9,300)
Proceeds from Issuance of Common Stock		—
Increases (Repayment) of Notes and Capital Leases Payable	7,688	997

Net Cash Flows from Financing Activities	41,688	(8,303)

Net Change in Cash and Cash Equivalents	4,511	(40,971)

Cash and Cash Equivalents (Bank Overdraft)-Beginning of Period	(13,587)	42,837

Cash and Cash Equivalents (Bank Overdraft)-End of Period	$(9,076)	$1,866

Supplemental disclosure of cash flow information

Cash paid for:
Taxes	$ —	—

Interest	$ 8,912	8,004

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

Note C-Amended Financial Statements

These financial statements are being filed as “amended” because the originals were not reviewed by the Company’s independent accounting firm within the forty-five day post balance sheet date filing deadline. This amended Form 10-Q/A has been reviewed by the Company’s independent accountant.

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

The amended filing of our quarterly financial report has additionally caused management to conclude that the Company’s internal controls and procedures over financial reporting are not effective.

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

Date: December 7, 2011	Mobile Area Networks, Inc.

	By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President