Form 10-Q/A
period 2011-09-30
MOBILE AREA NETWORKS INC
filed 2012-06-04
CIK 1029454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

Or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1 2b-2 of the Act).

[ ] Yes  [X] No

As of September 30, 2011, 49,060,788 shares of voting common stock were outstanding

Mobile Area Networks, Inc.

Index

PART I – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	10
Item 1A.	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Submission of Matters to a Vote of Securities Holders	10
Item 5.	Other Information	10
Item 6.	Exhibits	10
	SIGNATURE	11

Item 1. Financial Statements

MOBILE AREA NETWORKS, INC.

(A Florida Corporation) Sanford, Florida

Balance Sheets

	December 31, 2010 (Audited)		September 30, 2011 (Unaudited)
Assets
Current assets:
Cash and Cash Equivalent	$ -	$
Accounts Receivable-Net of Allowance for Doubtful Accounts	16,257		9,158
Inventory	67,953		63,480
Total current assets	84,210		72,638
Property and Equipment-Net of Accumulated Depreciation	15,470		10,829
Other Assets:
Security Deposits and Other Assets	7,092		7,092
Total Assets	$ 106,772		$90,559
Liabilities and Stockholders' Deficit
Current liabilities:
Bank Overdraft	$ 13,587		$9,510
Notes and Capital Leases Payable-Due Within One Year	99,596		107,284
Accounts Payable	96,729		90,935
Accrued Expenses	268,272		365,870
Total current liabilities	478,184		573,599
Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	-		-
Accrued Salaries-Related Party	1,308,048		1,368,048
Advances from Stockholders	398,419		432,419
Total Liabilities	2,184,651		2,374,066
Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 49,060,788 shares	4,656,636		4,656,636
Paid-In Capital	56,840		56,840
Accumulated Deficit	(6,791,355)		(6,996,983)
Total Stockholders’ Deficit	(2,077,879)		(2,283,507)
Total Liabilities and Stockholders’ Deficit	$ 106,772		$90,559

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three and Nine months ended September 30, 2011 and 2010
(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Sales-Net of Returns and Allowances	$39,789	$69,564	$135,366	$249,450
Cost of Goods Sold	27,964	64,756	115,506	211,807
Gross Profit (Loss)	11,825	4,808	19,860	37,643
Operating expenses
Depreciation	1,547	1,547	4,641	4,641
Bad Debt Expense	—	—	2,000	—
Interest and Finance Charges	2,279	3,604	11,191	11,608
Outside Services	6,124	5,446	10,694	7,096
Administrative Payroll and taxes		51,113	97,941	154,854
Professional Services		1,525	7,550	10,925
Other Operating Expenses	20,257	47,879	91,471	138,030
Total Operating Expenses	30,207	111,114	225,488	327,154
Loss Before Other Income and Provision for Taxes	(18,382)	(106,306)	(205,628)	(289,511)
Other Income Trade Accounts Payable written-off	—	—	—	—
Net Income (Loss) before taxes	(18,382)	(106,306)	(205,628)	(289,511)
Provision for Taxes	—	—	—	—
Net Loss for the Period	$(18,382)	$(106,306)	$(205,628)	$(289,511)
Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	49,060,788	48,860,788	49,060,788	48,860,788
Net loss per share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.
(A Florida Corporation)
Sanford, Florida
Statements of Cash Flows

Nine months ended September 30, 2011 and 2010
(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Cash flows from operating activities
Net income (loss) for the Period	$(205,628)	$(289,511)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	4,641	4,641
Bad Debt Expense	2,000
Changes in Assets and Liabilities:
Accounts Receivable	5,099	10,484
Inventory	4,473	2,681
Accounts Payable	(5,794)	6,779
Accrued Expenses	97,598	114,636
Accrued Salaries-Related Party	60,000	64,375
Net Cash Flows from Operating Activities	(37,611)	(85,915)
Cash Flows from Investing
Activities Acquisition of Property and Equipment
Cash Flows from Financing Activities
Advances (Repayments) from Stockholders	34,000	54,225
Proceeds from Issuance of Common Stock
Increases (Repayment) of Notes and Capital Leases Payable	7,688	1,502
Net Cash Flows from Financing Activities	41,688	55,727
Net Change in Cash and Cash Equivalents	4,077	(30,188)
Cash and Cash Equivalents (Bank Overdraft)-Beginning of Period	(13,587)	42,837
Cash and Cash Equivalents (Bank Overdraft)-End of Period	$(9,510)	$12,649
Supplemental disclosure of cash flow information
Cash paid for:
Taxes
Interest	$11,191	$11,608
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

Note B - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $205,628 and $289,511 for the Nine months ended September 30, 2011 and 2010, respectively. As a result, there is an accumulated deficit of $6,996,983 at September 30, 2011. The primary causes of the loss for 2011 and operating losses in earlier years are attributable to decreases in orders from several key customers, competition and soft economic conditions.

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

Note C-Amended Financial Statements

These financial statements are being filed as “amended” because the originals were not reviewed by the Company’s independent accounting firm within the forty-five day post balance sheet date filing deadline. This amended Form 1 0-Q/A has been reviewed by the Company’s independent accountant.

Item 2.

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working Capital amounted to $(500,961) at September 30, 2011 compared to $(393,974) at December 31, 2010. Cash amounted to a Bank Overdraft of $9,510 at September 30, 2011 as compared to a Bank Overdraft of $13,587 at December 31, 2010. As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash from or (used in) operating activities for the Nine months ended September 30, 2011 and 2010 was $(37,61 1) and ($85,915). For the Nine months ended September 30, 2011 and 2010, cash was provided primarily by operations and Advances from Stockholders. During the Nine months ended September 30, 2011 and 2010, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been historically satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales decreased during the current period second quarter and Nine months as compared with the year earlier period. For the three months ended September 30, 2011 sales were $39,789 and for the three months ended September 30, 2010, sales were $69,564. For the Nine months ended September 30, 2011, sales were $135,366 and for the Nine months ended September 30, 2010, sales were $249,450. The decreases for both the three month and Nine month periods relate to a weaker economy and the Company’s unsuccessful ability to receive an increase in orders from its existing customer base.

Cost of Goods Sold decreased during the three and Nine month periods when compared to the year earlier periods. For the three months ended September 30, 2011, Cost of Goods Sold were $27,964 and for the three months ended September 30, 2010, Cost of Goods Sold were $64,756. For the Nine months ended September 30, 2011, Cost of Goods Sold were $115,506 and for the Nine months ended September 30, 2010, Cost of Goods Sold were $211,807. The decreases for the three and Nine month periods related to the decreases in sales.

Total Operating Expenses decreased to $30,207 for the three months ended September 30, 2011 from $111,114 for the three months ended September 30, 2010. For the Nine months ending September 30, 2011, operating expenses decreased to $225,488 from $327,154 for the Nine months ending September 30, 2010.

Depreciation expense remained unchanged at $1,547 for the three months ended September 30, 2011 and September 30, 2010, respectively. For the Nine months ended September 30, 2011 and September 30, 2010, respectively, depreciation expense was $4,641.

Bad Debt Expense was $-0- for the three months ending September 30, 2011 and September 30, 2010, respectively. For the Nine months ending September 30, 2011, Bad Debt Expense increased to $2,000 from $-0- for the Nine months ending September 30, 2010. The reserve for uncollected accounts is considered reasonable based on the aging of accounts receivable.

Interest and Finance Charges decreased to $2,279 for the three months ended September 30, 2011 from $3,604 for the three months ended September 30, 2010. Interest and Finance Charges decreased to $11,191 for the Nine months ended September 30, 2011 from $11,608 for the Nine months ended September 30, 2010. The current period interest expense and finance charges are less due to a lower interest rate environment on credit cards.

Outside Services expense was $6,124 for the three months ended September 30, 2011 and $5,446 for the three months ending September 30, 2010. For the Nine months ended September 30, 2011, Outside Services expense was $10,694 compared to $7,096 for the Nine months ended September 30, 2010. The incidence of contracted labor expenses vary with Company staffing and the levels of production.

Administrative Payroll and Payroll Tax expense decreased to $0 for the three months ending September 30, 2011 from $51,113 for the three months ending September 30, 2010. Administrative Payroll and Payroll Tax expense decreased to $97,941 for the Nine months ending September 30, 2011 from $154,854 for the Nine months ending September 30, 2010. The reduced expenses for the quarter and Nine months is attributable to a reduction in staff necessitated by the decrease in sales.

Professional Services expense decreased to $0 for the three months ended September 30, 2011 from $1,525 for the three months ended September 30, 2010. For the Nine months ended September 30, 2011, Professional Services expense decreased to $7,550 from $10,925 for the Nine months ended September 30, 2010. The expense is for audit and review services from the Company’s independent public accountants and also legal services.

Other Operating Expenses were $20,257 for the three months ended September 30, 2011 and $47,879 for the three months ended September 30, 2010. Other Operating Expenses were $91,471 for the Nine months ended September 30, 2011 and $138,030 for the Nine months ended September 30, 2010. The decreases for the three and Nine month periods reflect decreased spending for electric utilities, travel, local taxes and telephone expenses.

The Net Loss for the Period was $(18,382) for the three months ended September 30, 2011 an increase from the $(106,306) Net Loss for The Period reported for the three months ended September 30, 2010. The Net Loss for the Period was $(205,628) for the Nine months ended September 30, 2011, an increase from the $(289,511) Net Loss reported for the Nine months ended September 30, 2010. The Net Loss Per Share remained unchanged at $0.00.

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

Item 6. Exhibits.

31.1	Certification Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished pursuant to Item 601 (b)(32) of Regulation S-K).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 4, 2012 Mobile Area Networks, Inc.

By: /s/ George Wimbish

George Wimbish

Director, Chairman and President