Form 10-K
period 2011-12-31
MOBILE AREA NETWORKS INC
filed 2012-09-19
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

_________________

☑ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number: 333-18439

 _________________

MOBILE AREA NETWORKS, INC.

(Name of small business issuer in its charter)

 _________________

Florida	59-3482752
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2772 Depot Street, Sanford, Florida	32773
(Address of Principal Executive Offices)	(Zip Code)

407-333-2350

(Issuer’s telephone Number)

_________________

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

As of December 31, 2011, 49,060,788 shares of the registrant’s voting common stock were outstanding and held by non-affiliates.

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

Item 1. Business.

Mobile Area Networks, Inc. (“MANW”) was incorporated in Texas on May 22, 1996 and a Florida corporation of the same name and purpose was formed on November 28, 1997 and became effective on January 1, 1998. The Florida corporation then became the successor in interests to the Texas corporation of the same name. The Texas corporation transferred all right, title, and interests in and to its assets over to the Florida Company. Such transfer was made in exchange for the Company’s issuance of stock to the Texas Company’s shareholders on a five for one share basis. That is, each share of the previously outstanding stock was split up into five shares of the Company’s stock. The Management of the Company had previously decided to operate from and be domiciled in the state of Florida and also decided to streamline its corporate operations, and at the same time created more authorized shares for the corporation to use for funding and or acquisitions. This was accomplished without diluting the ownership of the then current shareholders.

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

The business and customer base changed substantially after the Vintage assets acquisition by Mobile Area Networks, Inc. Previously Vintage derived the majority of its revenues from one business segment which was the sporting firearms industry. Customers included many of the well known firearms makers in the business such as Austin Halleck, Charter Arms, Colt, Henry Repeating Arms, North American Arms, Marlin Firearms, Mossberg, Savage Arms, and Winchester. For several years the sporting arms industry suffered economically but at the year ending 2011 the industry appeared to be improving and some of these companies remain customers of the Company.

THE FUTURE OF PLASTICS AND THE COMPANY: During the year ended 2011, the Company generated its plastics services revenues from a diverse mix of residential and commercial construction product parts, military and simulation training parts, orthopedic device parts, consumer product parts, sporting rifle parts, concrete block construction parts, air conditioner parts, and military battery and gas alarm housings. The Company’s management is also working to develop proprietary items to market in addition to custom molding in order to better control production scheduling and costs in the future.

THE FUTURE OF PLASTIC MOLD MAKING: During the year 2011 the Company obtained new business because of its ability to develop molds from customer’s ideas, as well as its ability to modify and maintain molds. Many plastic molders must outsource mold maintenance whenever repairs are needed, which causes dramatic delays in production time. The Company also offers product development prototyping and mold design to speed the process of “Idea To Product”.

The Company is not aware of any required government approval for any of its services, but should this need arise there is no reason for the Company to believe that it would not be able to obtain such approvals.

The Company estimates that it has expended approximately $795,000 on research and development during the past ten years, the majority of which has been provided by investors in the Company and primarily with respect to the Company’s wireless systems, plastics molding systems, and new product development. The Company is not aware of any environmental issues that may impact the Company or its services.

The Company has approximately four full time employees including its President. In addition there are part time consultants available to the Company on an as needed basis. The Company also has marketing arrangements with outside individuals on a commission only basis.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

On January 1, 2009, the Company executed a new seven year lease with the same owner effective January 1, 2009 through December 31, 2015 with a base rent of $10,500.00 and pro-rated real estate taxes plus sales taxes aggregating $13,181.33 per month.. The lease is subject to annual increases of $.20 per square foot. The lease provides two options to renew the term for five years each. Additionally, the lease provides the tenant with the right of first refusal to lease, under the same terms, the approximate 10,000 square feet of adjoining space if vacant when the Company should need it. As of December 31, 2011 all office equipment and furnishings and computers were owned by the Company outright and without leases.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On January 10, 2001, the Company’s stock began publicly trading on the OTCBB system under the symbol “MANW” and currently trades on the OTC Pinksheets.

The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2011.

	High	Low
First Quarter	.12	.02
Second Quarter	.11	.05
Third Quarter	.08	.04
Fourth Quarter	.07	.03

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

As of December 31, 2011, the Company had 416 registered shareholders of record.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and related notes which are contained herein in the following pages under Item 7.

Results of Operations

Revenues decreased to $228,437 in 2011 from $288,483 in 2010. During 2011, several key customers suffered financial challenges which adversely affected the Company’s expected order pattern.

Cost of Goods Sold decreased to $154,021 in 2011 from $262,268 in 2010. Raw Material purchases, Direct Labor savings and a decrease in business accounted for the change.

Total Operating Expenses decreased to $400,631 in 2011 from $439,588 in 2010, a decrease of 8.9%.

Bad Debts expense increased to $8,500 in 2011 from $2,500 in 2010. The Allowance for Doubtful Accounts was increased to $25,000 as of December 31, 2011 from $18,500 as of December 31, 2010.

Depreciation expense was unchanged at $6,188 for both 2011 and 2010.

Interest expense increased to $33,700 in 2011 from $17,070 in 2010. Imputed interest on Advances from Stockholders was brought up-to-date.

Outside Services increased to $15,257 in 2011 from $8,624 in 2010. The increase reflects a greater need for contracting outside services to meet certain production schedules.

Administrative Payroll and payroll taxes decreased slightly to $199,178 in 2011 from $208,710 in 2010. Overall staffing was less in 2011.

Professional Services decreased to $9,550 in 2011 from $19,925 in 2010. The decrease reflects a 2010 switch to accruing for audit and review services rather than reporting the expense on a cash basis.

Other Operating Expenses, which includes such expenses as telephone, health insurance, utilities, travel, office supplies, and local taxes, decreased to $128,258 in 2011 from $176,571 in 2010, a decrease of 27%. The decrease relates to reduced spending on electric utilities, local taxes, licensing, workmen’s compensation insurance and travel.

The Net Loss for the Period decreased to $326,215 in 2011

from $413,373 in 2010. The decreased loss is attributable to spending reductions.

The Company’s operating loss carry-forwards are approximately seven million one hundred thousand dollars ($7,100,000) which are recoverable as income tax savings through the year 2031.

Liquidity and Capital Resources

Working Capital amounted to $(537,419) at December 31, 2011 compared to $(393,974) at December 31, 2010. There was a Bank Overdraft of $31,574 at December 31, 2011 as compared to a Bank Overdraft of $13,587 at December 31, 2010. As more fully presented under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the year ended December 31, 2011 and 2010 was $(83,314) and $(124,067), respectively. For the years ended December 31, 2011 and December 31, 2010 cash was provided primarily by advances from Shareholders.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Management’s Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures: As of December 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) promulgated under the Exchange Act Rules.

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

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011. The determination that our internal control over financial reporting was not effective is due to the Company’s limited resources and lack of ability to have multiple levels of transaction review. Management believes that this “lack of segregation of duties” will be resolved as the Company’s growth provides for the necessary additional staff. Through the use of internal consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded that we do not maintain effective internal control over financial reporting as of December 31, 2011.

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

(b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Directors and Executive Officers:

Beginning January 1,2011, the following individuals will comprise the Board of Directors and management team. Consistent with Florida corporate law and the Company’s By-Laws, the Company’s Board of Directors may by unanimous vote increase the number of Board members from time to time and or to elect members to fill vacancies, if any. At it’s December 2010 meeting, the 2010 Board members voted to fill vacancies being created by terms expiring for then current Board members, Jerry Nettuno and Noah Savant, The two members elected to fill these positions are reflected herein, Jerald Hoeft and Hung Ninh were elected for one year terms each. The term for Mr. Ninh expired on December 31, 2011 and no replacement Director was elected yet to fill that position.

BOARD OF DIRECTORS

George E. Wimbish, age 68, is a founder of the Company and its concept, and has been a Director of the predecessor Texas Company since November 3, 1996, and Chairman, President and CEO since March 28, 1997. His term of office is yearly until a successor is chosen. His business experience for the past 5 years includes serving as the Company’s Chief Executive Officer. Mr. Wimbish does not serve as a Director in any other public company. He resides in Heathrow, Florida.

Jerald R. Hoeft, CPA, age 69, was appointed Chief Financial Officer in January, 2001 and Director in December, 2010. Mr. Hoeft had been a practicing CPA in the Orlando area from 1999 through 2007. Prior to 1999, he was in the financial services industry for over twenty-five years where he served as a chief financial officer and director for several leading public and privately-held companies. Mr. Hoeft does not serve as a Director in any other public company. He resides in Heathrow, Florida.

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

(c) Family Relationships

Judy D. Wimbish who serves as Executive Assistant, is the wife of CEO and majority shareholder George Wimbish, whose shares are jointly owned by Mrs. Wimbish. She currently serves full time with token compensation.

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

The Company’s current policy is that Directors serve without compensation. However, in the future it may be in the Company’s best interests to compensate Directors in a manner that will attract the most qualified people to serve on the Company’s Board. Through December 31, 2011 the officers of the Company have served mostly without compensation other than the allowance to acquire Restricted founders stock at a preferred price. Mr. Wimbish was paid $-0- in 2011 and $10,000 in 2010. The Company’s management may determine when it is in the best interest of the Company to compensate Officers and Directors. For the years 1998 through 2011, Mr. Wimbish’s annual salary was approved to be $120,000, a portion of which has not been paid and remains in accrued expenses on the 2011 and 2010 balance sheets. Mr. Wimbish’s deferred salary as wages remains to be the most superior lien upon the Company’s assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2011 with respect to each director and officer and any person who is known to the Company to be the beneficial owner of five percent (5%) or more of the Company’s outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares held by all directors and officers, individually and as a group.

Name and Address of Owner	Shares Owned		Percent
George E. Wimbish	25,500,000	(a)	51.98%
Director, Chairman, President, & CEO
2772 Depot Street
Sanford, Fl 32773

Kevin J. Spolski, Building Owner	4,500,000		9.17%
1425 E. Airport Blvd.
Sanford, FL 32773
Hung V. Ninh	17,000		.03%

Jerald R. Hoeft	770,000	(d)	1.57%
Director, Treasurer, Chief Financial Officer
Company Address

Subtotal	30,787,000		62.75%
Other Private Shareholders	16,082,488	(b)	32.78 (c)
Publicly traded shares	2,191,300		4.47
Total	49,060,788		100.0%
(a)	Within the knowledge of the issuer, no other person holds or shares the power to vote or direct the voting of securities described pursuant to subsection (a) above. No other person holds shares or the power to vote 5% or more of the issuer’s voting securities.
(b)	The Company may utilize private stock shares as incentive or compensation for the product and service marketing efforts of the Company’s employees, when appropriate.
(c)	Some of the restricted shares included in this total have been conditionally assigned to certain employees or consultants with performance and or tenure requirements. The possibility that all of these private shares may or may not be rescinded would not dramatically affect this percentage.
(d)	A portion of these shares were acquired in private transactions between unrelated private shareholders.

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

None.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The Company incurred audit and review fees from its Independent Registered Public Accounting Firm, Randall N. Drake, CPA, PA the sum of $9,000 for the year ending December 31, 2011 and $8,000 for the year ending December 31, 2010.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

PART IV

Item 15. Exhibits, Financial Statement Schedules.

MOBILE AREA NETWORKS, INC.

(A FLORIDA Corporation)

Sanford, Florida

TABLE OF CONTENTS

Independent Auditors’ Report	F 2
Balance Sheets at December 31, 2011 and 2010	F 3
Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2011 and 2010	F 4
Statements of Operations for the Years Ended December 31, 2011 and 2010	F 5
Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	F 6 – F 7
Notes to Financial Statements	F 8 – F16

MOBILE AREA NETWORKS, INC. (A FLORIDA CORPORATION)
Sanford, Florida

BALANCE SHEETS

December 31,	2011	2010

ASSETS

Current Assets
Cash and Cash Equivalents	—	—
Accounts Receivable – Net of Allowance for Doubtful Accounts	$46,420	$16,257
Inventory	63,480	67,953

Total Current Assets	109,900	84,210

Property and Equipment – Net of Accumulated Depreciation	9,282	15,470

Other Assets
Security Deposits	7,092	7,092

Total Assets	$126,274	$106,772

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank Overdraft	$31,574	$13,587
Notes and Capital Leases Payable – Due Within One Year	108,342	99,596
Accounts Payable	87,606	96,729
Accrued Expenses	419,797	268,272

Total Current Liabilities	647,319	478,184

Other Liabilities
Notes and Capital Leases Payable – Due After One Year	—	—
Accrued Salaries – Related Party	1,428,048	1,308,048
Advances from Stockholders	455,001	398,419

Total Liabilities	2,530,368	2,184,651

Stockholders’ Deficit
Common Stock: No Par; 50,000,000 Shares Authorized,
49,060,788 Shares Issued
And Outstanding, respectively	4,656,636	4,656,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(7,117,570)	(6,791,355)

Total Stockholders’ Deficit	(2,404,094)	(2,077,879)

Total Liabilities and Stockholders’ Deficit	$126,274	$106,792

The accompanying notes are integral part of these financial statements.

F3

MOBILE AREA NETWORKS, INC. (A FLORIDA CORPORATION)
Sanford, Florida
Stockholders’ Equity table

	Number Of Shares	Common Stock	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balances – December 31, 2009	48,860,788	$4,652,636	56,840	$(6,377,982)	$(1,668,506)

Issuance of Common Stock for Cash	—	—		—	—

Issuance of Common Stock for Services	200,000	4,000			4,000

Net Loss	—	—		(413,373)	(413,373)

Balances – December 31, 2010	49,060,788	$4,656,636	$56,840	$(6,791,355)	$(2,077,879)

Issuance of Common Stock for Cash	—	—		—	—

Issuance of Common Stock for
Services	—	—		—	—

Net Loss	—	—		(326,215)	(326,215)

Balances – December 31, 2011	49,060,788	$4,656,636	$56,840	$(7,117,570)	$(2,404,094)

The accompanying notes are integral parts of these financial statements.

F4

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENTS OF OPERATIONS

Years Ended December 31,	2011	2010

Revenues – Net of Returns and Allowances	$228,437	$288,483

Cost of Goods Sold	154,021	262,268

Gross Profit	74,416	26,215

Operating Expenses
Bad Debts	8,500	2,500
Depreciation	6,188	6,188
Interest	33,700	17,070
Outside Services	15,257	8,624
Administrative Payroll and Payroll Taxes	199,178	208,710
Professional Services	9,550	19,925
Other Operating Expenses	128,258	176,571
Total Operating Expenses	400,631	439,588

Loss Before Provision for Taxes	(326,215)	(413,373)

Provision for Taxes	—	—

Net Loss	$(326,215)	$(413,373)

Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	49,060,788	48,911,199

Net Loss per Share – Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

F5

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENT OF CASH FLOWS

Years Ended December 31,	2011	2010

Cash Flows Used By Operating Activities

Net Loss	$(326,215)	$(413,373)

Adjustments to Reconcile Net Loss to
Net Cash Flows Used By Operating Activities:
Common Stock issued as compensation	—	4,000
Depreciation	6,188	6,188
Changes in Assets and Liabilities:
Accounts Receivable	(30,163)	(359)
Inventory	4,474	6,822
Accounts Payable	(9,123)	9,505
Accrued Expenses	151,525	165,488
Accrued Salaries – Related Party	120,000	84,075

Net Cash Flows Used By Operating Activities	(83,314)	(124,067)

Cash Flows Used By Investing Activities
Acquisition of Property and Equipment	—	—

Cash Flows Provided By Financing Activities
Advances (Repayments) from Stockholders	56,582	79,216
Proceeds from Issuance of Common Stock	—	—
Repayment of Notes and Capital Leases Payable	8,745	2,014

Net Cash Flows Provided By Financing Activities	65,327	81,230

Net Change in Cash and Cash Equivalents	(17,987)	(42,837)

Cash and Cash Equivalents (Bank Overdraft)– Beginning of Year	(13,587)	29,250

Cash and Cash Equivalents (Bank Overdraft) – End of Year	$(31,574)	$(13,587)

The accompanying notes are an integral part of these financial statements.

F6

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENTS OF CASH FLOWS – continued

Years Ended December 31,	2011	2010

Supplemental Disclosures

Interest Paid	$33,700	$17,070
Income Taxes Paid	—	—

The accompanying notes are an integral part of these financial statements.

F7

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

Allowance for Doubtful Accounts and Bad Debts

The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $25,000 as of December 31, 2011 and $18,500 as of December 31, 2010.

F8

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
Advances from Stockholders
Advances from stockholders consists of advances due on demand for working capital purposes. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the Company has imputed interest at the prime rate plus 1%. Imputed interest expense for the years ended December 31, 2011 and 2010 was $16,372 and $3,356, respectively.
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
Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, which may at times exceed federally insured limits, and trade accounts receivable. The Company had no cash balances that exceeded insured limits at December 31, 2011 or 2010. Cash is placed primarily in high quality short-term interest bearing financial instruments.

F9

MOBILE AREA NETWORKS, INC.

(A FLORIDA Corporation)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note B - Summary of Significant Accounting Policies - continued

Concentrations of Credit Risk - continued

The Company had two significant customers representing fifty-five percent (55%) of total 2011 and 2010 sales. As of December 31, 2011, the two significant customers comprised approximately sixty percent (60.0%) of the accounts receivable balance. As of December 31, 2010, two significant customers comprised approximately fourteen percent (14.0%) of the accounts receivable balance.
The Company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business and maintains an allowance for anticipated credit losses.
Fair Value of Financial Instruments
The fair value of cash and cash equivalents, accounts receivables, inventory, security deposits, accounts payable, and accrued expenses approximated book value at December 31, 2011 and 2010, because of the immediate or short-term maturity of these financial instruments.
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
During the year ended December 31, 2011, there was not any shares issued in satisfaction of services to the Company.
Net Loss Per Common Share
Basic Earnings Per Share is calculated by dividing loss available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended December 31, 2011 and 2010.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
F10

MOBILE AREA NETWORKS, INC.

(A FLORIDA Corporation)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note B - Summary of Significant Accounting Policies - continued

Income Taxes
The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred tax assets and liability balances. The Company had no material deferred tax assets or liabilities at December 31, 2011 and 2010.
Provision for Income Taxes
Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately seven million one hundred thousand dollars ($7.1 million) in net operating losses as of December 31, 2011, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

Note C-Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof issued by the FASB, AICPA and the SEC that have effectiveness dates during the periods reported and in future periods. Management does not believe that any of those pronouncements will have a material impact on the Company’s present or future financial statements.

Note D - Accounts Receivable

Accounts receivable consisted of the following:
December 31,	2011	2010

Trade	$71,420	$34,757
Reproductions	—	—
	$71,420	$34,757
Less: Allowance for Doubtful Accounts	25,000	18,500

Net Accounts Receivable	$46,420	$16,257

Note E - Inventory

Inventory consisted of the following:
December 31,	2011	2010

Raw Materials	$63,480	$44,305
Work-in-Process	—	23,648
Finished Goods	—	—

Total Inventory	$63,480	$67,953

F11

MOBILE AREA NETWORKS, INC.

(A FLORIDA Corporation)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note F - Property and Equipment

Property and equipment consisted of the following:

December 31,	2011	2010

Manufacturing Equipment	$722,467	$722,467
Computer Equipment and Software	66,912	66,912
Office Furniture and Equipment	73,665	73,665
Leasehold Improvements	42,921	42,921
	$905,965	$905,965
Less: Accumulated Depreciation	896,683	890,495

Net Property and Equipment	$9,282	$15,470

Depreciation expense for the years ended December 31, 2011 and 2010 was $6,188 and $6,188, respectively.

Note G - Notes and Capital Leases Payable

Notes and capital leases payable consisted of the following:

December 31,	2011	2010

Notes Payable
Business Lenders, LLC
Note payable due June, 2008, payable in monthly installments of $6,955, including principal and interest at prime plus 2¼% (6.50% at December 31, 2011). The loan is secured by certain equipment of Vintage Industries, Inc. in excess of $350,000 with personal guarantees by four shareholders of Vintage Industries, Inc. with their residences pledged as additional security, and a guarantee by the Small Business Association. The loan is in dispute and is in litigation. (See Note I )	$54,653	$48,002

Vortex Innerspace Products, Inc.
Note payable due April, 2011, payable in monthly installments of $1,771.44, including principal and interest of 4.0%. Late payments beyond ten days are subject to a penalty of $50. This loan is in dispute and is in litigation. (See Note I )	53,689	51,594

F12

MOBILE AREA NETWORKS, INC.

(A FLORIDA Corporation)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note G - Notes and Capital Leases Payable - continued

December 31,	2011	2010

Total Notes and Capital Leases Payable	$108,342	$99,596

Less: Amount Due Within One Year	108,342	99,596

Amount Due After One Year	$—	$—

Annual maturities of notes and capital leases payable for the five years succeeding December 31, 2011 are as follows:

2012	2013	2014	2015	2016	Thereafter	Total
$108,342	$—	$—	$—	$—	$—	$108,342

Interest expense on the notes payable for the years ended December 31, 2011 and 2010 was $33,700 and $17,070, respectively
F13

MOBILE AREA NETWORKS, INC.

(A FLORIDA Corporation)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note H - Leases

The Company entered into a building lease for office and manufacturing space on January 1, 2009 for 25,000 square feet for a term of five years with two options to renew for five years each.
Future minimum lease payments for the five years succeeding December 31, 2011 is as follows:
2012	2013	2014	2015	2016	Total
$163,505	$168,833	$174,162	$179,490	$-0-	$685,990

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
The Company pledged 1,440,000 shares of Restricted Common Stock, with a fair market value of approximately $274,000 according to the trading price of public shares on the day of the agreement, to be disbursed among the then shareholders of and by Vintage Industries, Inc. Vintage was to be dissolved in a timely manner, and future operations were to continue as a business segment of the Company. The Company also agreed to assume responsibility for certain current and long-term liabilities of Vintage. The alleged GECC-Merrill Lynch-Business Lenders note remains unpaid as of December 31, 2011 (Note I). After the issuance of the shares used in this transaction, the effect would be that the former shareholders of Vintage would then own jointly approximately four percent (4%) of the then outstanding shares of the Company. The agreement also includes a Non-Competition Agreement from the former shareholders of Vintage for three years as well as a stock share “leak-out” restriction clause.

F14

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

F15

MOBILE AREA NETWORKS, INC.

(A FLORIDA Corporation)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note K - Related Party Transaction

The Company’s President and Chief Executive Officer has continued to defer a large portion of his salary until such time as the Company’s cash position will allow such payments. Compensation of $120,000 per year has been accrued and accounted for in the accompanying financial statements under the Accrued Salaries - Related Party caption on the Balance Sheet. During 2011 and 2010, the Company’s President was paid $-0- and $10,000, respectively. The balance, $120,000 and $110,000, respectively, was accrued.. It is acknowledged by the Company’s management and ratified by its Board of Directors that this deferred salary along with personal notes to the Company by the CEO and his wife are considered wages and is the most superior lien and bond against all of the Company’s assets.

Note L - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company has reported net losses of $326,215 and $413,373 for the years ended December 31, 2011 and 2010, respectively. As a result, there is an accumulated deficit of $7,117,570 at December 31, 2011. The primary causes of the losses are attributable to operating costs exceeding attained sales due to foreign competition, and challenging economic conditions for manufacturing domestically.
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

Note M- Subsequent Events

Management has evaluated events occurring subsequent to December 31, 2011 and through March 31, 2012, the date the Company filed its annual report on Form 10-K, for their effect on these financial statements.

F16

Exhibits

Exhibit	31.1 CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT
Exhibit	31.2 CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT
Exhibit	32 CERTIFICATION

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE AREA NETWORKS, INC.

Date: September 17,2012	By:	/s/ George Wimbish
George Wimbish
President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ George Wimbish	Director, Chairman, President, Chief Executive.	September 17, 2012
George Wimbish

/s/ Jerald R. Hoeft	Director, Treasurer, Chief Financial Officer	September 17, 2012
Jerald R. Hoeft