Form 10-Q
period 2012-03-31
MOBILE AREA NETWORKS INC
filed 2012-11-02
CIK 1029454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

Mobile Area Networks, Inc.

(Exact name of registrant as specified in its charter)

_________________

Florida	333-18439	59-3482752
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

2772 Depot Street, Sanford, Florida 32773
(Address of Principal Executive Offices) (Zip Code)

(407) 333-2350
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

As of March 31, 2012, 49,060,788 shares of voting common stock were outstanding

Mobile Area Networks, Inc.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

Item 1. Financial Statements

Assets	12/31/2011	3/31/2012
Current assets:
Cash	-	-
Accounts Receivable	46,420	30,647
Inventory	63,479	47,894
Other current assets	-	-
Total current assets	109,899	78,542

Property and equipment, net	9,282	7,735

Other Assets	7,092	7,092

	126,273	93,369

Liabilities and Stockholder's Equity
Current liabiliies:
Bank overdraft	31,574.31	29,410
Notes & leases-current	108,342.05	108,878
Accounts payable	87,605.50	87,605
Accrued expenses	419,797.40	460,673
Total current liabilites	647,319.26	686,568
Other liabilities
Notes & leases-long-term	-	-
Accrued salaries-related party	1,428,048	1,458,048
Advances from stockholders	455,000	451,844
Total Liabilities	2,530,367	2,596,461
Equity
Common stock	4,656,635	4,656,635
Paid-In Capital	56,840	56,840
Treasury stock	-	-
Accumulated deficit	(7,117,569)	(7,216,567)
Total deficit	(2,404,093)	(2,503,091)
Total Liabilities and deficit	126,273	93,369

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three months ended March 31, 2012 and 2011

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011

Sales-Net of Returns and Allowances	$26,278	60,574

Cost of Goods Sold	52,877	43,325

Gross Profit (Loss)	(26,599)	17,249

Operating Expenses
Depreciation	1,547	1,547
Bad Debt Expense	—	2,000
Interest and Finance Charges	3,067	4,212
Outside Services	6,130	1,300
Administrative Payroll and Payroll Taxes	30,309	48,074
Professional Services	—	1,000
Other Operating Expenses	31,346	37,718
Total Operating Expenses	72,399	95,851
Net Income (Loss) before taxes	(96,998)	(78,602)
Provision for Taxes	—	—
Net Income (Loss) for the Period	$(96,998)	$(78,602)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	49,060,788	49,060,788

Net loss per share-Basic and Diluted	$(0.00)	(0.00)

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Three months ended March 31, 2012 and 2011

(Unaudited)

	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2012		2011
Cash flows from operating activities
Net income (loss) for the Period	$(98,998)		$(78,602)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	1,547		1,547
Bad Debt Expense	—		2,000
Changes in Assets and Liabilities:
Accounts Receivable	15,772		(26,500)
Inventory	15,585	621
Accounts Payable	—		689
Accrued Expenses	40,876		39,554
Accrued Salaries-Related Party	30,000		30,000
Net Cash Flows from Operating Activities	4,782		(30,691)

Cash Flows from Investing Activities
Acquisition of Property and Equipment	—		—
Cash Flows from Financing Activities
Advances (Repayments) from Stockholders	(3,156)		26,800
Increases (Repayment) of Notes and Capital Leases Payable	537		516

Net Cash Flows from Financing Activities	(2,619)		27,316

Net Change in Cash and Cash Equivalents	2,163		(3,375)

Cash and Cash Equivalents (Bank Overdraft)-Beginning of Period	(31,574)		(13,587)

Cash and Cash Equivalents (Bank Overdraft)-End of Period	$(29,411)	$	$(16,962)

Supplemental disclosure of cash flow information

Cash paid for:
Taxes	—		—

Interest	$3,067		$4,212

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

Note B - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $96,998 and $78,602 for the three months ended March 31, 2012 and 2011, respectively. As a result, there is an accumulated deficit of $7,216,568 at March 31, 2012. The primary causes of the loss for 2012 and operating losses in earlier years are attributable to decreases in orders from several key customers, competition and soft economic conditions.

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

 Item 2. Management’s discussion and analysis of financial condition and results of operations

Liquidity and Capital Resources

Working Capital amounted to $(608,026) at March 31, 2012 compared to $(539,419) at December 31, 2011. Bank Overdraft amounted to $29,411 at March 31, 2012 as compared to $31,574 at December 31, 2011. As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash from or (used in) operating activities for the three months ended March 31, 2012 and 2011 was $4,782 and $(30,691). For the three months ended March 31, 2012 and 2011, cash was provided primarily by operations and partly by advances from shareholders. During the three months ended March 31, 2012 and 2011, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been historically satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales decreased during the current period first quarter as compared with the year earlier period. For the three months ended March 31, 2012 sales were $26,278 and for the three months ended March 31, 2011, sales were $60,574. The decrease relates to a reduction in shipments to customers related to soft economic conditions.

Cost of Goods Sold increased during the current period first quarter as compared with the year earlier first quarter. For the three months ended March 31, 2012, Cost of Goods Sold were $52,877 and for the three months ended March 31, 2011, Cost of Goods Sold were $43,325 The increase relates to factory rent expense which is a fixed cost. Cost of Goods Sold mostly varies with the level of Sales, however, rent expense does not.

Total Operating Expenses decreased to $72,399 for the three months ended March 31, 2012 from $95,851 for the three months ended March 31, 2011.

Depreciation expense was unchanged at $1,547 for the current year first quarter and the prior year first quarter.

Bad Debt Expense was $-0- and $2,000 for the three months ended March 31, 2012 and 2011, respectively. The allowance for uncollectible accounts is considered adequate for the current period.

Interest and Finance Charges expense decreased to $3,067 for the three months ended March 31, 2012 from $4,212 for the three months ended March 31, 2011. The decrease is related to credit card payables that are less in the current period.

Outside Services expense is $6,130 for the three months ended March 31, 2012 compared to $1,300 for the three months ended March 31, 2011. The current year increase was due to an increased use of contract labor for plant operations.

Administrative Payroll and Payroll Taxes expense decreased to $30,309 for the three months ended March 31, 2012 from $48,074 for the three months ended March 31, 2011. The decrease reflects staff reductions necessitated by the contraction in business activity.

Professional Services expense was $-0- for the three months ended March 31, 2012 and $1,000 for the three months ended March 31, 2011. The amounts reflect fees paid to the independent public accountant for auditing services and also fees for legal services.

Other Operating Expenses were $31,346 for the three months ended March 31, 2012 and $37,718 for the three months ended March 31, 2011. Other Operatng Expenses includes spending for local taxes, licenses, insurance expenses, travel and telephone. The decreases occurred mostly in marketing, health insurance and travel.

The Net Loss for the Period was $96,998 for the three months ended March 31, 2012, an increase from the $78,602 Net Loss reported for the three months ended March 31, 2011. The Net Income (Loss) Per Share remained unchanged at $.00.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

PART II – OTHER INFORMATION

Item	1. Legal Proceedings
None
Item	1A. Risk Factors
Not	required by smaller reporting companies.
Item	2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item	3. Defaults Upon Senior Securities
None
Item	4. Submission of Matters to a Vote of Security Holders
None

Item	5. Other Information

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

Item 6. Exhibits

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

Date: November 2, 2012	Mobile Area Networks, Inc.

	By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President