Form 10-Q
period 2012-06-30
MOBILE AREA NETWORKS INC
filed 2014-09-29
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2012
Or

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

As of June 30, 2012, 49,060,788 shares of voting common stock were outstanding

Mobile Area Networks, Inc.

Index

Item 1. Financial Statements

 MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31,	June 30,
	2011	2012
	(Audited)	(Unaudited)
Assets
Current assets:
Cash and Cash Equivalents	$—	$—
Accounts Receivable-Net of Allowance for Doubtful Accounts	46,420	—
Inventory	63,480	—
Total current assets	109,900	—

Property and Equipment-Net of Accumulated Depreciation	9,282	—

Other Assets:
Security Deposits and Other Assets	7,092	—
Total Assets	126,274	$—

Liabilities and Stockholders' Deficit
Current liabilities:
Bank Overdraft	31,574	$30,192
Notes and Capital Leases Payable-Due Within One Year	108,342	99,933
Acounts Payable	87,606	87,605
Accrued Expenses	419,797	16,580
Total current liabilities	647,319	234,310
Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	—	—
Accrued Salaries-Related Party	1,428,048	1,488,048
Advances from Stockholders	455,001	352
Total Liabilities	2,530,368	2,074

Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 49,060,788 shares	4,656,636	4,656,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(7,117,570)	(6,787,679)
Total Stockholders’ Deficit	(2,404,094)	(2,074,203)
Total Liabilities and Stockholders’ Deficit	126,274	$—

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three and Six months ended June 30, 2012 and 2011

(Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Sales-Net of Returns and Allowances	$13,780	$35,003	$40,058	$95,577
Cost of Goods Sold	75,394	44,217	128,271	87,542
Gross Profit (Loss)	(61,614)	(9,214)	(88,213)	8,035

Operating expenses
Depreciation	1,547	1,547	3,094	3,094
Bad Debt Expense	22,649	—	22,649	2,000
Interest and Finance Charges	3,300	4,700	6,367	8,912
Outside Services	2,040	3,270	8,170	4,570
Administrative Payroll and taxes	30,290	49,867	60,599	97,941
Professional Services	—	6,550	—	7,550
Other Operating Expenses	31,799	33,496	63,145	71,214

Total Operating Expenses	91,625	99,430	164,024	195,281
Loss Before Other Income and Provision for Taxes	(153,239)	(108,644)	(252,237)	(187,246)
Other Income
Debt Forgiven in Exchange for Royalties	578,829	—	578,829	—
Gain on Disposal of Fixed Assets	3,299	—	3,299
Net Income (Loss) before taxes	428,889	(108,644)	329,891	(187,246)
Provision for Taxes	—	—	—	—

Net Income (Loss) for the Period	$428,889	$(108,644)	$329,891	$(187,246)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	49,060,788	49,060,788	49,060,788	49,060,788

Net loss per share-Basic and Diluted	$0.01	$(0.00)	$.01	$(0.00)

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Six months ended June 30, 2012 and 2011

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities
Net income (loss) for the Period	$329,891	$(187,246)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	3,094	3,094
Bad Debt Expense	—	2,000
Changes in Assets and Liabilities:
Accounts Receivable	46,420	8,684
Inventory	63,480	4,474
Other Assets	13,280	—
Accounts Payable	—	(629)
Accrued Expenses	(403,217)	72,446
Accrued Salaries-Related Party	60,000	60,000
Net Cash Flows from Operating Activities	112,948	(37,177)

Cash Flows from Investing Activities
Acquisition of Property and Equipment	—	—
Cash Flows from Financing Activities
Advances (Repayments) from Stockholders	(103,156)	34,000
Proceeds from Issuance of Common Stock		—
Increases (Repayment) of Notes and Capital Leases Payable	(8,409)	7,688

Net Cash Flows from Financing Activities	(111,565)	41,688

Net Change in Cash and Cash Equivalents	1,383	4,511

Cash and Cash Equivalents (Bank Overdraft)-Beginning of Period	(31,574)	(13,587)

Cash and Cash Equivalents (Bank Overdraft)-End of Period	$(30,191)	$(9,076)

Supplemental disclosure of cash flow information

Cash paid for:
Taxes	$—	—

Interest	$6,367	8,912

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

Note B -     Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net income of $329,891 and a net loss of $187,246 for the six months ended June 30, 2012 and 2011, respectively. As a result, there is an accumulated deficit of $6,787,679 at June 30, 2012. The primary causes of the operating losses for 2012 and 2011 and operating losses in earlier years are attributable to decreases in orders from several key customers, competition and soft economic conditions.

The Company’s continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company is in the process of re-evaluating its strategic direction and is actively exploring merger opportunities. The Company vacated the plant, auctioned (sold) the equipment and terminated the employees. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note C-      Financial Review

These financial statements have not been reviewed by the Company’s independent accounting firm.

Item 2.

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working Capital amounted to $(234,310) at June 30, 2012 compared to $(537,419) at December 31, 2011. Cash amounted to a Bank Overdraft of $30,192 at June 30, 2012 as compared to a Bank Overdraft of $31,574 at December 31, 2011. As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash from or (used in) operating activities for the six months ended June 30, 2012 and 2011 was $112,948 and ($37,177). For the six months ended June 30, 2012 and 2011, cash was provided primarily by operations and Advances from Stockholders. During the six months ended June 30, 2012 and 2011, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been historically satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales decreased during the current period second quarter and six months as compared with the year earlier period. For the three months ended June 30, 2012 sales were $13,780 and for the three months ended June 30, 2011, sales were $35,003. For the six months ended June 30, 2012, sales were $40,058 and for the six months ended June 30, 2011, sales were $95,577. The decreases for both the three month and six month periods relate to a weaker economy and the Company’s unsuccessful ability to receive an increase in orders from its existing customer base.

Cost of Goods Sold increased during the three and six month periods when compared to the year earlier periods. For the three months ended June 30, 2012, Cost of Goods Sold were $75,394 and for the three months ended June 30, 2011, Cost of Goods Sold were $44,217. For the six months ended June 30, 2012, Cost of Goods Sold were $128,271 and for the six months ended June 30, 2011, Cost of Goods Sold were $87,542. The increases for the three and six month periods related principally to the write-off of inventory.

Total Operating Expenses decreased to $91,625 for the three months ended June 30, 2012 from $99,430 for the three months ended June 30, 2011. For the six months ending June 30, 2012, operating expenses decreased to $164,024 from $195,281 for the six months ending June 30, 2011.

Depreciation expense remained unchanged at $1,547 for the three months ended June 30, 2012 and June 30, 2011, respectively. For the six months ended June 30, 2012 and June 30, 2011, respectively, depreciation expense was $3,094.

Bad Debt Expense was $22,649 for the three months ending June 30, 2012 and $-0- for the three months ending June 30, 2011. For the six months ending June 30, 2012, Bad Debt Expense was $22,649 and for the six months ending June 30, 2011, Bad Debt Expense was $2,000.

Interest and Finance Charges decreased to $3,300 for the three months ended June 30, 2012 from $4,700 for the three months ended June 30, 2011. Interest and Finance Charges decreased to $6,367 for the six months ended June 30, 2012 from $8,912 for the six months ended June 30, 2011. The current period interest expense and finance charges are less due to a lower interest rate average on credit cards.

Outside Services expense was $2,040 for the three months ended June 30, 2012 and $3,270 for the three months ending June 30, 2011. For the six months ended June 30, 2012, Outside Services expense was $8,170 compared to $4,570 for the six months ended June 30, 2011. The incidence of contracted labor expenses vary with Company staffing and the levels of production.

Administrative Payroll and Payroll Tax expense decreased to $30,290 for the three months ending June 30, 2012 from $49,867 for the three months ending June 30, 2011. Administrative Payroll and Payroll Tax expense decreased to $60,599 for the six months ending June 30, 2012 from $97,941 for the six months ending June 30, 2011. The reduced expenses for the quarter and six months is attributable to a reduction in staff necessitated by the decrease in sales.

Professional Services expense increased to $-0- for the three months ended June 30, 2012 from $6,550 for the three months ended June 30, 2011. For the six months ended June 30, 2012, Professional Services expense decreased to $-0- from $7,550 for the six months ended June 30, 2011. The expense is for audit and review services from the Company’s independent public accountants and also legal services.

Other Operating Expenses were $31,799 for the three months ended June 30, 2012 and $33,496 for the three months ended June 30, 2011. Other Operating Expenses were $63,145 for the six months ended June 30, 2012 and $71,214 for the six months ended June 30, 2011. The decreases for the three and six month periods reflect decreased spending for marketing, health insurance, travel and telephone expenses.

Other Income for the three months ending June 30, 2012 included $578,829 for forgiveness of a note and accrued rent payable to the building lessor in exchange for waiving future royalty income on a jointly developed new product. Other Income for the three months ending June 30, 2012 also included $3,209 for a gain on the sale of the Company’s equipment. For the three and six months ending June 30, 2011, Other Income was $-0-.

The Net Income for the Period was $428,889 for the three months ended June 30, 2012 an increase from the $(108,644) Net Loss for The Period reported for the three months ended June 30, 2011. The Net Income for the Period was $329,891 for the six months ended June 30, 2012, an increase from the $(187,246) Net Loss reported for the six months ended June 30, 2011. The Net Loss Per Share was $.01 for the three months ending June 30, 2012 and $.00 for the three months ending June 30, 2011. The Net Loss Per Share was $.01 for the six months ending June 30, 2012 and $.00 for the six months ending June 30, 2011.

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

Date: August 10, 2012	Mobile Area Networks, Inc.

	By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President