Form 10-Q
period 2012-09-30
MOBILE AREA NETWORKS INC
filed 2014-09-29
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

 FORM 10Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012
Or

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

As of September 30, 2012, 49,060,788 shares of voting common stock were outstanding

Mobile Area Networks, Inc.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31, 2011	September 30, 2012
		(Unaudited)

Assets
Current assets:
Accounts Receivable-Net of Allowance for Doubtful Accounts	$46,420	—
Inventory	63,480	—
Total current assets	109,900	—

Property and equipment, net of Accumulated Depreciation	9,282	—

Other Assets:
Security Deposits and Other Assets	7,092	—
Total Assets	$126,274	$—

Liabilities and Stockholders' Deficit
Current liabilities:
Bank Overdraft	$31,574	28,233
Notes and Capital Leases Payable-Due Within One Year	108,342	99,933
Accounts Payable	87,606	87,606
Accrued Expenses	419,797	16,580
Total current liabilities	647,319	232,352

Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	—	—
Accrued Salaries-Related Party	1,428,048	1,518,048
Advances from Stockholders	455,001	351,845
Total Liabilities	2,530,368	2,102,245

Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 49,060,788 shares	4,656,636	4,656,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(7,117,570)	(6,815,721)
Total Stockholders’ Deficit	(2,404,094)	(2,102,245)
Total Liabilities and Stockholders’ Deficit	$126,274	$—

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three and Nine months ended September 30, 2012 and 2011

(Unaudited)

	Three months Ended September 30, 2012	Three months Ended September 30, 2011	Nine months Ended September 30, 2012	Nine months Ended September 30, 2011

Sales-Net of Returns and Allowances	$—	$39,583	$40,258	$135,160
Cost of Goods Sold	—	16,676	128,271	104,218
Gross Profit (Loss)	—	22,907	(88,013)	30,942

Operating expenses
Depreciation	—	1,547	3,094	4,641
Bad Debt Expense	—	(16,000)	22,649	(14,000)
Interest and Finance Charges	598	2,872	6,965	11,784
Outside Services	—	5,107	8,170	9,677
Administrative Payroll and Taxes	30,000	70,153	90,599	168,094
Professional Services	—	—	—	7,550
Other Operating Expenses	4,713	28,893	67,858	100,107

Total Operating Expenses	35,311	92,572	199,335	287,853
Net Loss Before Other Income and Provision for Taxes	(35,311)	(69,665)	(287,348)	(256,911)
Other Income
Debt Forgiven in Exchange for Royalties	7,269	—	585,898	—
Gain on Disposal of Fixed Assets	—	—	3,299	—
Net Income (Loss) Before Provision for Taxes	(28,042)	(69,665)	301,849	(256,911)
Provision for Taxes	—	—	—	—
Net Income (Loss) for the Period	$(28,042)	$(69,665)	$301,849	$(256,911)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	49,060,788	49,060,788	49,060,788	49,060,788

Net loss per share-Basic and Diluted	$(0.00)	$(0.00)	$.01	$(0.01)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Nine months ended September 30, 2012 and 2011

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cash flows from operating activities
Net Income (Loss) for the period	$301,849	$(256,911))
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	3,094	4,641
Changes in Assets and Liabilities:
Accounts Receivable	46,420	4,187)
Inventory	63,480	4,474)
Other Assets	13,280
Accounts Payable	—	(6,419)
Accrued Expenses	(403,217)	112,300
Accrued Salaries-Related Party	90,000	90,000
Net Cash Flows from Operating Activities	114,906	(47,728))

Cash flows from Investing Activities
Acquisitions of Property and Equipment		—)
Cash Flows from Financing Activities
Advances from (Repayments to) stockholders	(103,156)	35,300
Proceeds from Issuance of Common Stock	—	—
Increase (Decrease) in Long-Term Debt	(8,409)	8,214
Net Cash Flows from Financing Activities	(111,565)	43,514

Net Change in Cash and Cash Equivalents	3,341	(4,214)

Cash and Cash Equivalents(Bank Overdraft)-Beginning of Period	(31,574)	(13,587)

Cash and Cash Equivalents(Bank Overdraft)-End of Period	$(28,233)	$(17,801

Cash paid for:
Taxes	$—	$—

Interest	$6,965	$11,784

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Notes to Financial Statements

Note A -     Basis of Presentation

The condensed financial statements of Mobile Area Networks, Inc. (the ”Company”) included herein have been prepared by the Company, without audit or review, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form10-K.

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

Note B -     Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net income and (net loss) of $301,849 and $(256,911) for the nine months ended September 30, 2012 and 2011, respectively. As a result, there is an accumulated deficit of $6,815,721at September 30, 2012. The primary causes of the losses are attributable to the inability of the Company to obtain sufficient sales.

The Company has terminated its lease on the factory plant, effective May 26, 2012. Also, on May 25, 2012, an auction was held at which all of the Company’s equipment was sold. Net proceeds were used to reduce the Company’s long-term obligation to Business Lenders, Inc. The Company is presently engaged in finding a merger partner whose operations can be merged into Mobile Area Networks, Inc. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note C -     Financial Review

These financial statements have not been reviewed by the Company’s independent accounting firm.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Working Capital amounted to $(232,352) at September 30, 2012 compared to $(537,419) at December 31, 2011. Cash amounted to a bank overdraft of $(28,233) at September 30, 2012 as compared to a bank overdraft of $(31,574) at December 31, 2011. As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the nine months ended September 30, 2012 and 2011 was $114,906 and $(47,728), respectfully. For the nine months ended September 30, 2012 and 2011, cash was provided primarily by advances from stockholders. During the nine months ended September 30, 2012 and 2011, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales decreased during the current period third quarter as compared with the year earlier period. For the three months ended September 30, 2012 sales were $-0- and for the three months ended September 30, 2011, sales were $39,583. For the nine months ended September 30, 2012, sales were $40,258 and for the nine months ended September 30, 2011, sales were $135,160. The decreases for the three and nine month periods relate to the Company’s continuing challenge to obtain additional sales orders and increased production.

Cost of Goods Sold for the three months ended September 30, 2012 $-0- and for the three months ended September 30, 2011, Cost of Goods Sold were $16,676. For the nine months ended September 30, 2012, Cost of Goods Sold were $128,271 and for the nine months ended September 30, 2011, Cost of Goods Sold were $104,218.

Total Operating Expenses decreased to $35,311 for the three months ended September 30, 2012 from $92,572 for the three months ended September 30, 2011. For the nine months ending September 30, 2012, operating expenses decreased to $199,335 from $287,853 for the nine months ending September 30, 2011.

Depreciation expense was $-0- for the three months ended September 30, 2012 and $1,547 for the three months ended September 30, 2011. Depreciation expense was $3,094 for the nine months ended September 30, 2012 and $4,641 for the nine months ended September 30, 2011.

Bad Debt Expense was $-0- for the three months ended September 30, 2012 and $(16,000) for the three months ended September 30, 2011. For the nine months ending September 30, 2012, Bad Debt Expense was $22,649. For the nine months ending September 30, 2011, Bad Debt Expense was $(14,000). The Allowance for Bad Debts has been reduced to zero.

Interest and Finance Charges decreased to $598 for the three months ended September 30, 2012 from $2,872 for the three months ended September 30, 2011. Interest and Finance Charges decreased to $6,965 for the nine months ended September 30, 2012 from $11,784 for the nine months ended September 30, 2011. The decrease for the three and nine month periods relate to the reductions in balances and interest rates on outstanding credit card debt.

Outside Services expense decreased to $-0- for the three months ended September 30, 2012 from $5,107 for the three months ending September 30, 2011. For the nine months ended September 30, 2012, Outside Services expense decreased to $8,170 from $9,677 for the nine months ended September 30, 2011. The decrease for the three month period and the nine month period reflect the cessation of plant operations.

Administrative Payroll and Taxes expense decreased to $30,000 for the three months ended September 30, 2012 from $70,153 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, Administrative Payroll and Taxes expense decreased to $90,599 from $168,094 for the nine months ended September 30, 2011. The decreases principally reflect the decrease in plant staff.

Professional Services expense remained at $-0- for the three months ended September 30, 2012 and 2011.. For the nine months ended September 30, 2012, Professional Services expense decreased to $-0- from $7,550 for the nine months ended September 30, 2011. The expense relates to fees paid to its independent accountant for review and auditing services and also for legal services relating to pending litigation.

Other Operating Expenses decreased to $4,713 for the three months ended September 30, 2012 from $28,893 for the three months ended September 30, 2011. Other Operating Expenses decreased to $67,858 for the nine months ended September 30, 2012 from $100,107 for the nine months ended September 30, 2011. The decreases for the three and nine month periods relate principally to decreased spending for electric utilities, travel, local taxes, and telephone

Other Income for the three months ending September 30, 2012 was $7,269 which related to writing off certain stale-dated outstanding checks written. Other Income for the three months ending September 30, 2011 was $-0-. Other Income for the nine months ended September 30, 2012 was $585,898. The principal amount ($578,829) related to the forgiveness of a note and accrued rent payable to the building lessor in exchange for waiving future royalty income on a jointly developed new product. Other Income for the nine months ended September 30, 2012 also included $3,209 for a gain on the sale of the Company’s equipment. Other Income for the nine months ending September 30, 2011 was $-0-.

The Net Loss for the Period was $(28,042) for the three months ended September 30, 2012, a decrease from the $(69,665) Net Loss for the Period reported for the three months ended September 30, 2011. The Net Income for the Period was $301,849 for the nine months ended September 30, 2012, an increase from the $(256,911) Net Loss for the Period reported for the nine months ended September 30, 2011.

The Net Loss Per Share remained unchanged at $0.00 for the three month periods. For the nine months ended September 30, 2012 Net Income per Share was $.01an increase from the Net Loss per Share of $(0.01) for the nine months ended September 30, 2011.

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

Date: November 28, 2012

MOBILE AREA NETWORKS INC.

By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President