Form 10-K
period 2012-12-31
MOBILE AREA NETWORKS INC
filed 2014-09-29
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

As of December 31, 2012, 49,060,788 shares of the registrant’s voting common stock were outstanding and held by non-affiliates.

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

The business and customer base changed substantially after the Vintage assets acquisition by Mobile Area Networks, Inc. Previously Vintage derived the majority of its revenues from one business segment which was the sporting firearms industry. Customers included many of the well known firearms makers in the business such as Austin Halleck, Charter Arms, Colt, Henry Repeating Arms, North American Arms, Marlin Firearms, Mossberg, Savage Arms, and Winchester. For several years the sporting arms industry suffered economically but at the year ending 2012 the industry appeared to be improving and some of these companies were customers of the Company.

After enduring continuing losses because of a deteriorated domestic economy, the Company discontinued internal manufacturing operations in May, 2012. The lease on the factory plant was terminated effectively May 26, 2012. Also, on May 25, 2012, an auction was held at which all of the Company’s plant and office equipment was sold. Net proceeds were used to reduce the Company’s long-term debt. The Company is presently engaged in finding a merger partner whose operations can be merged into Mobile Area Networks, Inc. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company is not aware of any required government approval for any of its services, but should this need arise there is no reason for the Company to believe that it would not be able to obtain such approvals.

The Company has two full time employees including its President and CFO. In addition there are part time consultants available to the Company on an as needed basis.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

On January 1, 2009, the Company executed a new seven year lease with the same owner effective January 1, 2009 through December 31, 2015 with a base rent of $10,500.00 and pro-rated real estate taxes plus sales taxes aggregating $13,181.33 per month..

The lease, as noted above, was terminated effective May 26, 2012.

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

None.

The Company has not been a party to any bankruptcy proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On January 10, 2001, the Company’s stock began publicly trading on the OTCBB system under the symbol “MANW” and currently trades on the OTCQB.

The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2012.

	High	Low
First Quarter	.04	.03

Second Quarter	.025	.01

Third Quarter	.01	.004

Fourth Quarter	.01	.004

The proceeds from the Company’s stock sales to date have been used primarily to fund the continuing capital needs of the Company. The Company continues to explore acquisition opportunities in order to grow the revenue base and build value for the Company.

As of December 31, 2012, the Company had 416 registered shareholders of record.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and related notes which are contained herein in the following pages under Item 7.

Results of Operations

Revenues decreased to $40,258 in 2012 from $228,437 in 2011. Internal plant manufacturing was discontinued in May, 2012 which substantially accounts for the decrease.

Cost of Goods Sold decreased to $128,271 in 2012 from $154,021 in 2011. The cessation of plant operations and the write-off of obsolete inventory accounted for the change.

Total Operating Expenses decreased to $250,198 in 2012 from $400,631 in 2011, a decrease of 37.5%.

Bad Debts expense increased to $22,649 in 2012 from $8,500 in 2011. The increase was related to stale-dated accounts where the prospects for recovery were doubtful.

Depreciation expense was $3,094 in 2012, a decrease from $6,188 in 2011. All equipment was sold at an auction held on May 25, 2012.

Interest expense decreased to $17,207 in 2012 from $33,700 in 2011. In 2011 there was a catch-up adjustment to imputed interest on Loans to Shareholders.

Outside Services decreased to $8,170 in 2012 from $15,257 in 2011. The decrease reflects reduced plant operations that were less than one-half of a year.

Administrative Payroll and Payroll Taxes decreased to $120,649 in 2012 from $199,178 in 2011. Overall staffing was less in 2012 due to the discontinuance of plant operations in May, 2012.

Professional Services decreased to $288 in 2012 from $9,550 in 2011. The decrease reflects the decision to not have an annual audit or quarterly review performed by our independent public accountant in 2012.

Other Operating Expenses, which includes such expenses as telephone, health insurance, utilities, travel, office supplies, and local taxes, decreased to $78,141 in 2012 from $128,258 in 2011.. The decrease relates to reduced spending resulting from the termination of plant operations in May, 2012.

Other Income includes a Gain on Disposal of Fixed Assets of $3,300 in 2012 following the May auction of machinery and equipment. There was no like transaction in 2011.

Other Income also includes Debt Forgiven in Exchange for Royalties of $585,898 in 2012. Other than $7,269 which related to writing-off certain stale dated checks that were outstanding, $578,829 related to the forgiveness of a note and accrued rent payable to the building lessor in exchange for waiving future royalty income on a jointly developed new product. There was no like transaction in 2011.

The Net Income for the period was $250,987 in 2012, an increase from the Net Loss for the period of $326,215 in 2011. The increased net income relates to the effects of Other Income in 2012.

The Company’s net operating loss carry-forwards are approximately six million nine hundred thousand dollars ($6,900,000) which are recoverable as income tax savings through the year 2032.

Liquidity and Capital Resources

Working Capital amounted to $(244,161) at December 31, 2012 compared to $(537,419) at December 31, 2011. There was a Bank Overdraft of $28,791 at December 31, 2012 as compared to a Bank Overdraft of $31,574 at December 31, 2011. As more fully presented under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the year ended December 31, 2012 and 2011 was $104,126 and $(83,314), respectively. For the years ended December 31, 2012 and December 31, 2011 cash was provided primarily by advances from Shareholders.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Management’s Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures: As of December 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) promulgated under the Exchange Act Rules.

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

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2012. The determination that our internal control over financial reporting was not effective is due to the Company’s limited resources and lack of ability to have multiple levels of transaction review. Management believes that this “lack of segregation of duties” will be resolved as the Company’s growth provides for the necessary additional staff. Through the use of internal consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded that we do not maintain effective internal control over financial reporting as of December 31, 2012.

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

(b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)     Directors and Executive Officers:

Beginning January 1, 2013, the following individuals will comprise the Board of Directors and management team. Consistent with Florida corporate law and the Company’s By-Laws, the Company’s Board of Directors may by unanimous vote increase the number of Board members from time to time and or to elect members to fill vacancies, if any.

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

Jerald R. Hoeft, CPA, age 70, was appointed Chief Financial Officer in January, 2001 and Director in December, 2010. Mr. Hoeft had been a practicing CPA in the Orlando area from 1999 through 2007. Prior to 1999, he was in the financial services industry for over twenty-five years where he served as a chief financial officer and director for several leading public and privately-held companies. Mr. Hoeft does not serve as a Director in any other public company. He resides in Heathrow, Florida.

Hung V. Ninh, age 54, has a Bachelors of Science Degree from The University of North Carolina in Computer Sciences and Mathematics. Mr. Ninh was also appointed as a Director in December, 2010. He has been in senior management with a major retail chain for over twenty-five years, with over thirty-five years experience in retail management. He does not serve as a director of any other public company. He resides in Lake Mary, Florida.

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

Hung Ninh, Director is the son-in-law of the Company’s CEO.

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

The Company’s current policy is that Directors serve without compensation. However, in the future it may be in the Company’s best interests to compensate Directors in a manner that will attract the most qualified people to serve on the Company’s Board. Through December 31, 2012 the officers of the Company have served mostly without compensation other than the allowance to acquire Restricted founders stock at a preferred price. Mr. Wimbish was paid $-0- in 2012 and in 2011. The Company’s management may determine when it is in the best interest of the Company to compensate Officers and Directors. For the years 1998 through 2012, Mr. Wimbish’s annual salary was approved to be $120,000, a portion of which has not been paid and remains in accrued expenses on the 2012 and 2011 balance sheets. Mr. Wimbish’s deferred salary as wages remains to be the most superior lien upon the Company’s assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2012 with respect to each director and officer and any person who is known to the Company to be the beneficial owner of five percent (5%) or more of the Company’s outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares held by all directors and officers, individually and as a group.

Name and Address of Owner	Shares Owned		Percent

George E. Wimbish*	25,500,000	(a)	51.98%
Director, Chairman, President, & CEO
P.O. Box 950354
Lake Mary, FL 32795
Judy D. Wimbish*-Secretary, Jointly owns all shares with George Wimbish, CEO

Kevin J. Spolski, Investor	4,500,000		9.17%
Company Address

Hung V. Ninh	17,000		.03%
Director
Company Address

Jerald R. Hoeft	670,000	(d)	1.37%
Director, Treasurer, Chief Financial Officer
Company Address

Subtotal	30,687,000		62.55%
Other Private Shareholders	16,182,488	(b)	32.98 (c)
Publicly traded shares	2,191,300		4.47
Total	49,060,788		100.0%

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

None.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The Company incurred audit and review fees from its Independent Registered Public Accounting Firm, Randall N. Drake, CPA, PA the sum of $-0- for the year ending December 31, 2012 and $9,000 for the year ending December 31, 2011.

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

Signature	Title	Date

/s/ George Wimbish	Director, Chairman, President, Chief Executive.	April 16, 2013
George Wimbish

/s/ Jerald R. Hoeft	Director, Treasurer, Chief Financial Officer	April 16, 2013
Jerald R. Hoeft

/s/ Hung V. Ninh	Director	April 16, 2013
Hung V. Ninh

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

TABLE OF CONTENTS

Balance Sheets at December 31, 2012 and 2011	F – 2

Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2012 and 2011	F – 3

Statements of Operations for the Years Ended December 31, 2012 and 2011	F – 4

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011	F – 5 – F – 6

Notes to Financial Statements	F – 7 – F – 15

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

BALANCE SHEETS

December 31,	2012	2011

ASSETS

Current Assets
Cash and Cash Equivalents	—	—
Accounts Receivable – Net of Allowance for Doubtful Accounts	—	$46,420
Inventory	—	63,480

Total Current Assets	—	109,900

Property and Equipment – Net of Accumulated Depreciation	—	9,282

Other Assets
Security Deposits	—	7,092

Total Assets	—	$126,274

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank Overdraft	$28,791	$31,574
Notes and Capital Leases Payable – Due Within One Year	101,101	108,342
Accounts Payable	97,689	87,606
Accrued Expenses	16,580	419,797

Total Current Liabilities	244,161	647,319

Other Liabilities
Notes and Capital Leases Payable – Due After One Year	—	—
Accrued Salaries – Related Party	1,548,048	1,428,048
Advances from Stockholders	360,898	455,001

Total Liabilities	2,153,107	2,530,368

Stockholders’ Deficit
Common Stock: No Par; 50,000,000 Shares Authorized, 49,060,788 Shares Issued And Outstanding, respectively	4,656,636	4,656,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,866,583)	(7,117,570)

Total Stockholders’ Deficit	(2,153,107)	(2,404,094)

Total Liabilities and Stockholders’ Deficit	$—	$126,274

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)

Sanford, Florida

	Number Of Shares	Common Stock	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balances – December 31, 2010	49,060,788	$4,656,636	56,840	$(6,791,355)	$(2,077,879)

Net Loss	—	—		(326,215)	(326,215)

Balances – December 31, 2011	49,060,788	$4,656,636	$56,840	$(7,117,570)	$(2,404,094)

Net Income	—	—		250,987	250,987

Balances – December 31, 2012	49,060,788	$4,656,636	$56,840	$(6,866,583)	$(2,153,107)

The accompanying notes are integral parts of these financial statements.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

STATEMENTS OF OPERATIONS

Years Ended December 31,	2012	2011

Revenues – Net of Returns and Allowances	$40,258	$228,437

Cost of Goods Sold	128,271	154,021

Gross Profit (Loss)	(88,013)	74,416

Operating Expenses
Bad Debts	22,649	8,500
Depreciation	3,094	6,188
Interest	17,207	33,700
Outside Services	8,170	15,257
Administrative Payroll and Payroll Taxes	120,649	199,178
Professional Services	288	9,550
Other Operating Expenses	78,141	128,258
Total Operating Expenses	250,198	400,631

Loss Before Other Income	(338,211)	(326,215)

Other Income
Gain on Disposal of Fixed Assets	3,300	—
Debt Forgiven in Exchange for Royalties	585,898	—
Total Other Income	589,198	—

Net Income (Loss) Before Income Taxes	250,987	(326,215)

Provision for Taxes	—	—

Net Income (Loss)	$250,987	$(326,215)

Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	49,060,788	49,060,788

Net Income (Loss) per Share – Basic and Diluted	$0.01	$(0.01)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

STATEMENT OF CASH FLOWS

Years Ended December 31,	2012	2011

Cash Flows Used By Operating Activities

Net Income (Loss)	$250,987	$(326,215)

Adjustments to Reconcile Net Loss to
Net Cash Flows Used By Operating Activities:
Depreciation	3,094	6,188
Changes in Assets and Liabilities:
Accounts Receivable	46,420	(30,163)
Inventory	63,480	4,474
Other Assets	13,280	—
Accounts Payable	10,082	(9,123)
Accrued Expenses	(403,217)	151,525
Accrued Salaries – Related Party	120,000	120,000

Net Cash Flows Provided By (Used In) Operating Activities	104,126	(83,314)

Cash Flows Used By Investing Activities

Acquisition of Property and Equipment	—	—

Cash Flows Provided By Financing Activities
Advances (Repayments) from Stockholders	(94,103)	56,582
Proceeds from Issuance of Common Stock	—	—
Repayment of Notes and Capital Leases Payable	(7,240)	8,745

Net Cash Flows Provided By Financing Activities	(101,343)	65,327

Net Change in Cash and Cash Equivalents	2,783	(17,987)

Cash and Cash Equivalents (Bank Overdraft)– Beginning of Year	(31,574)	(13,587

Cash and Cash Equivalents (Bank Overdraft) – End of Year	$(28,791)	$(31,574)

The accompanying notes are an integral part of these financial statements.

 MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

STATEMENTS OF CASH FLOWS – continued

Years Ended December 31,	2012	2011

Supplemental Disclosures

Interest Paid	$17,207	$33,700
Income Taxes Paid	—	—

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

All internal manufacturing operations of the Company were terminated in May, 2012.

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

Allowance for Doubtful Accounts and Bad Debts

The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. The Accounts Receivable balance as of December 31, 2012 is $-0-. Based on these factors, there is an allowance for doubtful accounts of $-0- as of December 31, 2012 and $25,000 as of December 31, 2011.

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

Advances from Stockholders

Advances from stockholders consists of advances due on demand for working capital purposes. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the Company has imputed interest at the prime rate plus 1%. Imputed interest expense for the years ended December 31, 2012 and 2011 was $9,053 and $16,372, respectively.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, which may at times exceed federally insured limits, and trade accounts receivable. The Company had no cash balances that exceeded insured limits at December 31, 2012 or 2011. Cash is placed primarily in high quality short-term interest bearing financial instruments.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note B -     Summary of Significant Accounting Policies - continued

Concentrations of Credit Risk - continued

The Company had two significant customers representing fifty-five percent (55%) of total 2011 sales. As of December 31, 2012, the two significant customers did not have any accounts receivable balance. As of December 31, 2011, two significant customers comprised approximately fourteen percent (14.0%) of the accounts receivable balance.

The Company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business and maintains an allowance for anticipated credit losses.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivables, inventory, security deposits, accounts payable, and accrued expenses approximated book value at December 31, 2012 and 2011, because of the immediate or short-term maturity of these financial instruments.

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

During the year ended December 31, 2012, there was not any shares issued in satisfaction of services to the Company.

Net Loss Per Common Share

Basic Earnings Per Share is calculated by dividing loss available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended December 31, 2012 and 2011.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note B -     Summary of Significant Accounting Policies - continued

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred tax assets and liability balances. The Company had no material deferred tax assets or liabilities at December 31, 2012 and 2011.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately six million nine hundred thousand dollars ($6.9 million) in net operating losses as of December 31, 2012, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

Note C-      Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof issued by the FASB, AICPA and the SEC that have effectiveness dates during the periods reported and in future periods. Management does not believe that any of those pronouncements will have a material impact on the Company’s present or future financial statements.

Note D -     Accounts Receivable

Accounts receivable consisted of the following:

December 31,	2012	2011

Trade	$—	$71,420
Reproductions	—	—
	$—	$71,420
Less: Allowance for Doubtful Accounts	—	25,000

Net Accounts Receivable	$—	$46,420

Note E -     Inventory

Inventory consisted of the following:

December 31,	2012	2011

Raw Materials	$—	$63,480
Work-in-Process	—	—
Finished Goods	—	—

Total Inventory	$—	$63,480

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note F -     Property and Equipment

Property and equipment consisted of the following:

December 31,	2012	2011

Manufacturing Equipment	$—	$722,467
Computer Equipment and Software	—	66,912
Office Furniture and Equipment	—	73,665
Leasehold Improvements	—	42,921
	$—	$905,965
Less: Accumulated Depreciation	—	896,683

Net Property and Equipment	$—	$9,282

Depreciation expense for the years ended December 31, 2012 and 2011 was $3,094 and $6,188, respectively.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note G -     Notes and Capital Leases Payable

Notes and capital leases payable consisted of the following:

December 31,	2012	2011

Total Notes and Capital Leases Payable	$100,481	$108,342

Less: Amount Due Within One Year	100,481	99,596

Amount Due After One Year	$—	$—

Annual maturities of notes and capital leases payable for the five years succeeding December 31, 2012 are as follows:

2012	2013	2014	2015	2016	Thereafter	Total
$100,481	$—	$—	$—	$—	$—	$100,481

Interest expense on the notes payable and outstanding credit card balances for the years ended December 31, 2012 and 2011 was $17,207 and $33,700, respectively

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note H -     Leases

The Company entered into a building lease for office and manufacturing space on January 1, 2009 for 25,000 square feet for a term of five years with two options to renew for five years each. The building lease was terminated effective May 26, 2012.

Future minimum lease payments for the five years succeeding December 31, 2012 is as follows:

2013	2014	2015	2016	2017	Total
$—	$—	$—	$—	$—	$—

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

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note J -     Litigation

   None.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note K -     Related Party Transaction

The Company’s President and Chief Executive Officer has continued to defer a large portion of his salary until such time as the Company’s cash position will allow such payments. Compensation of $120,000 per year has been accrued and accounted for in the accompanying financial statements under the Accrued Salaries - Related Party caption on the Balance Sheet. During 2012 and 2011, the Company’s President was paid $-0-. The balance, $120,000, was accrued as a non-current liability. It is acknowledged by the Company’s management and ratified by its Board of Directors that this deferred salary along with personal notes to the Company by the CEO and his wife are considered wages and is the most superior lien and bond against all of the Company’s assets.

Note L -     Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has reported net income of $250,987 and a net loss of $326,215 for the years ended December 31, 2012 and 2011, respectively. As a result, there is an accumulated deficit of $6,866,583 at December 31, 2012. The primary causes of the losses are attributable to operating costs exceeding attained sales due to foreign competition, and challenging economic conditions for manufacturing domestically.

The Company’s continued existence is dependent upon its ability to raise capital and achieving profitable operations. The Company continues to attempt to raise sufficient working capital through equity offerings, and to eliminate debt to lower its monthly debt service requirements. The Company continues to fund operational deficits through equity financing and loans from stockholders. The Company is currently pursuing a merger partner and other sources of capital. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note M-     Subsequent Events

Management has evaluated events occurring subsequent to December 31, 2012 and through (FILING DATE), the date the Company filed its annual report on Form 10-K, for their effect on these financial statements.