Form 10-Q
period 2013-03-31
MOBILE AREA NETWORKS INC
filed 2014-09-30
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
Or

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

		☒		☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☒	No

As of March 31, 2013, 49,060,788 shares of voting common stock were outstanding

Mobile Area Networks, Inc.

Item 1. Financial Statements

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31,	March 31,
	2012	2013
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and Cash Equivalents	$—	—
Accounts Receivable-Net of Allowance for Doubtful Accounts	—	—
Inventory	—	—
Total current assets	—	—

Property and Equipment-Net of Accumulated Depreciation	—	—

Other Assets:
Security Deposits and Other Assets	—	—
Total Assets	$—	—

Liabilities and Stockholders' Deficit

Current liabilities:
Bank Overdraft	$28,791	28,836
Notes and Capital Leases Payable-Due Within One Year	101,102	101,637
Accounts Payable	97,688	98,538
Accrued Expenses	16,580	16,580
Total current liabilities	244,161	245,591
Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	—	—
Accrued Salaries-Related Party	1,548,048	1,578,048
Advances from Stockholders	360,898	360,898
Total Liabilities	2,153,107	2,184,537

Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 49,060,788 shares	4,656,636	4,656,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,866,583)	(6,898,013)
Total Stockholders’ Deficit	(2,153,107)	(2,184,537)
Total Liabilities and Stockholders’ Deficit	$—	—

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three months ended March 31, 2013 and 2012

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2012

Sales-Net of Returns and Allowances	$—	26,278

Cost of Goods Sold	—	52,877

Gross Profit (Loss)	—	(26,599)

Operating Expenses
Depreciation	—	1,547
Interest and Finance Charges	535	3,067
Outside Services	—	6,130
Administrative Payroll and Payroll Taxes	30,000	30,309
Professional Services	850	—
Other Operating Expenses	45	31,346
Total Operating Expenses	31,430	72,399

Net Income (Loss) before taxes	(31,430)	(96,998)
Provision for Taxes	—	—
Net Income (Loss) for the Period	$(31,430)	(96,998)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	49,060,788	49,060,788

Net loss per share-Basic and Diluted	$(0.00)	(0.00)

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Three months ended March 31, 2013 and 2012

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2012
Cash flows from operating activities
Net income (loss) for the Period	$(31,430)	(98,998)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	—	1,547
Bad Debt Expense	—	—
Changes in Assets and Liabilities:
Accounts Receivable	—	15,772
Inventory	—	15,585
Accounts Payable	850	—
Accrued Expenses	—	40,876
Accrued Salaries-Related Party	30,000	30,000
Net Cash Flows From (Used In) Operating Activities	(580)	4,782

Cash Flows from Investing Activities
Acquisition of Property and Equipment	—	—
Cash Flows from Financing Activities
Advances (Repayments) from Stockholders	—	(3,156)
Increases (Repayment) of Notes and Capital Leases Payable	535	537

Net Cash Flows from Financing Activities	535	(2,619)

Net Change in Cash and Cash Equivalents	(45)	2,163

Cash and Cash Equivalents (Bank Overdraft)-Beginning of Period	(28,791)	(31,574)

Cash and Cash Equivalents (Bank Overdraft)-End of Period	$(28,836)	(29,411)

Supplemental disclosure of cash flow information

Cash paid for:
Taxes	$—	—

Interest	$535	3,067

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

Note B -     Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $31,430 and $96,998 for the three months ended March 31, 2013 and 2012, respectively. As a result, there is an accumulated deficit of $6,898,013 at March 31, 2013. The primary causes of the loss for 2013 and operating losses in earlier years are attributable to decreases in orders from several key customers, competition and soft economic conditions.

The Company’s continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. Currently, the Company does not have any internal manufacturing and is seeking a merger partner. The Company plans to raise sufficient working capital through equity offerings and restructure debt to lower its monthly payments and interest costs. The Company continues to fund operational deficits through the acquisition of debt and equity financing through private individuals. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working Capital amounted to $(245,591) at March 31, 2013 compared to $(244,161) at December 31, 2012. Bank Overdraft amounted to $28,836 at March 31, 2013 as compared to $28,791 at December 31, 2012. As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash (used in) or from operating activities for the three months ended March 31, 2013 and 2012 was $(580) and $4,782, respectively. For the three months ended March 31, 2013 and 2012, cash was provided primarily by operations. During the three months ended March 31, 2013 and 2012, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been historically satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales decreased during the current period first quarter as compared with the year earlier period. For the three months ended March 31, 2013 sales were $-0- and for the three months ended March 31, 2012, sales were $26,278. The decrease reflects the decision to wind down internal manufacturing activity in May 2012.

Cost of Goods Sold decreased during the current period first quarter as compared with the year earlier first quarter. For the three months ended March 31, 2013, Cost of Goods Sold were $-0- and for the three months ended March 31, 2012, Cost of Goods Sold were $52,877 The decrease relates to the scaling down of internal manufacturing in May, 2012.

Total Operating Expenses decreased to $31,430 for the three months ended March 31, 2013 from $72,399 for the three months ended March 31, 2012.

Depreciation expense was $-0- for the three months ended March 31, 2013 compared to $1,547 for the three months ended March 31, 2012. All plant equipment was disposed of on May 25, 2012.

Interest and Finance Charges expense decreased to $535 for the three months ended March 31, 2013 from $3,067 for the three months ended March 31, 2012. The decrease relates to a correction of interest accrued in a prior period.

Outside Services expense, which includes contract labor for plant operations, was $-0- for the three months ended March 31, 2013 compared to $6,130 for the three months ended March 31, 2012. The current year decrease was due to the winding down of internal manufacturing activity.

Administrative Payroll and Payroll Taxes expense decreased to $30,000 for the three months ended March 31, 2013 from $30,309 for the three months ended March 31, 2012. The decrease reflects staff reductions necessitated by the contraction in business activity.

Professional Services expense was $850 for the three months ended March 31, 2013 and $-0- for the three months ended March 31, 2012. The amounts reflect fees incurred for the company’s legal counsel.

Other Operating Expenses were $45 for the three months ended March 31, 2013 and $31,346 for the three months ended March 31, 2012. Other Operating Expenses includes spending for local taxes, licenses, insurance expenses, travel and telephone. The decrease reflects the winding down of Company internal manufacturing activity.

The Net Loss for the Period was $31,430 for the three months ended March 31, 2013, a decrease from the $96,998 Net Loss reported for the three months ended March 31, 2012. The Net Income (Loss) Per Share remained unchanged at $.00.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding financial disclosure.

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

Date: April 29, 2013	Mobile Area Networks, Inc.

	By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President