Form 10-Q
period 2013-06-30
MOBILE AREA NETWORKS INC
filed 2014-10-06
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2013
Or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
		Yes	X	No

As of June 30, 2013, 49,060,788 shares of voting common stock were outstanding

Mobile Area Networks, Inc.

Index

Item 1. Financial Statements

 MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31,	June 30
	2012	2013
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and Cash Equivalents	$—	$—
Accounts Receivable-Net of Allowance for Doubtful Accounts	—	—
Inventory	—	—
Total current assets	—	—

Property and Equipment-Net of Accumulated Depreciation	—	—

Other Assets:
Security Deposits and Other Assets	—	—
Total Assets	$—	$—

Liabilities and Stockholders' Deficit
Current liabilities:
Bank Overdraft	$28,791	$28,881
Notes and Capital Leases Payable-Due Within One Year	101,101	102,825
Acounts Payable	97,689	98,538
Accrued Expenses	16,580	16,580
Total current liabilities	244,161	246,824
Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	—	—
Accrued Salaries-Related Party	1,548,048	1,608,048
Advances from Stockholders	360,898	360,898
Total Liabilities	2,153,107	2,215,770

Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 49,060,788 shares	4,656,636	4,656,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,866,583)	(6,929,246)
Total Stockholders’ Deficit	(2,153,107)	(2,215,770)
Total Liabilities and Stockholders’ Deficit	$—	$—

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three and Six months ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Sales-Net of Returns and Allowances	$—	$13,780	$—	$40,058
Cost of Goods Sold	—	75,394	—	128,271
Gross Profit (Loss)	—	(61,614)	—	(88,213)

Operating expenses
Depreciation	—	1,547	—	3,094
Bad Debt Expense	—	22,649	—	22,649
Interest and Finance Charges	1,188	3,300	1,723	6,367
Outside Services	—	2,040	—	8,170
Administrative Payroll and taxes	30,000	30,290	60,000	60,599
Professional Services	—	—	850	—
Other Operating Expenses	45	31,799	90	63,145

Total Operating Expenses	31,233	91,625	62,663	164,024
Loss Before Other Income and Provision for Taxes	(31,233)	(153,239)	(62,663)	(252,237)
Other Income
Debt Forgiven in Exchange for Royalties	—	578,829	—	578,829
Gain on Disposal of Fixed Assets	—	3,299	—	3,299
Net Income (Loss) before taxes	(31,233)	428,889	(62,663)	329,891
Provision for Taxes	—	—	—	—

Net Income (Loss) for the Period	$(31,233)	$(62,663)	$329,891	$329,891

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	49,060,788	49,060,788	49,060,788	49,060,788

Net loss per share-Basic and Diluted	$(0.001)	$.01	$(.001)	$.01

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Six months ended June 30, 2013 and 2012

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2012
Cash flows from operating activities
Net income (loss) for the Period	$329,891	$(187,246)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	3,094	3,094
Bad Debt Expense	—	2,000
Changes in Assets and Liabilities:
Accounts Receivable	46,420	8,684
Inventory	63,480	4,474
Other Assets	13,280	—
Accounts Payable	—	(629)
Accrued Expenses	(403,217)	72,446
Accrued Salaries-Related Party	60,000	60,000
Net Cash Flows from Operating Activities	112,948	(37,177)

Cash Flows from Investing Activities
Acquisition of Property and Equipment	—	—
Cash Flows from Financing Activities
Advances (Repayments) from Stockholders	(103,156)	34,000
Proceeds from Issuance of Common Stock	—	—
Increases (Repayment) of Notes and Capital Leases Payable	(8,409)	7,688

Net Cash Flows from Financing Activities	(111,565)	41,688

Net Change in Cash and Cash Equivalents	1,383	4,511

Cash and Cash Equivalents (Bank Overdraft)-Beginning of Period	(31,574)	(13,587)

Cash and Cash Equivalents (Bank Overdraft)-End of Period	$(30,191)	$(9,076)

Supplemental disclosure of cash flow information

Cash paid for:
Taxes	$—	$—

Interest	$—	$—

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

Note B -     Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $(62,663) and net income of $329,891 for the six months ended June 30, 2013 and 2012, respectively. There is an accumulated deficit of $6,929,246 at June 30, 2013. The primary causes of the operating losses for 2013 and earlier years are attributable to decreases in orders from several key customers, competition and soft economic conditions.

The Company’s continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company is in the process of re-evaluating its strategic direction and is actively exploring merger opportunities. The Company made the decision in May 2012 to wind down internal manufacturing and liquidated the plant equipment. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note C-      Financial Review

These financial statements have not been reviewed by the Company’s independent accounting firm.

Item 2.

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working Capital amounted to $(246,824) at June 30, 2013 compared to $(244,161) at December 31, 2012. Cash amounted to a Bank Overdraft of $28,881 at June 30, 2013 as compared to a Bank Overdraft of $28,791 at December 31, 2012. As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash from or (used in) operating activities for the six months ended June 30, 2013 and 2012 was $112,948 and $(37,177), respectfully. For the six months ended June 30, 2013 and 2012, cash was provided primarily by operations and Advances from Stockholders. During the six months ended June 30, 2013 and 2012, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been historically satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales decreased during the current period second quarter and six months as compared with the year earlier period. For the three months ended June 30, 2013 sales were $-0- and for the three months ended June 30, 2012, sales were $13,780. For the six months ended June 30, 2013, sales were $-0- and for the six months ended June 30, 2012, sales were $40,058. The decreases for both the three month and six month periods relate to the decision of the Company in May 2012 to wind down internal manufacturing capability.

Cost of Goods Sold decreased during the three and six month periods when compared to the year earlier periods. For the three months ended June 30, 2013, Cost of Goods Sold were $-0- and for the three months ended June 30, 2012, Cost of Goods Sold were $75,394. For the six months ended June 30, 2013, Cost of Goods Sold were $-0- and for the six months ended June 30, 2012, Cost of Goods Sold were $128,271. The decreases for the three and six month periods relate to the scaling down of internal manufacturing.

Total Operating Expenses decreased to $31,233 for the three months ended June 30, 2013 from $91,625 for the three months ended June 30, 2012. For the six months ending June 30, 2013, operating expenses decreased to $62,663 from $164,024 for the six months ending June 30, 2012.

Depreciation expense was $-0- for the three months ended June 30, 2013 and for the three months ended June 30, 2012 Depreciation expense was $1,547. For the six months ended June 30, 2013 Depreciation expense was $-0- and for the six months ended June 30, 2012. Depreciation expense was $3,094.

Bad Debt Expense was $-0- for the three months ending June 30, 2013 and $22,649 for the three months ending June 30, 2012. For the six months ending June 30, 2013, Bad Debt Expense was $-0- and for the six months ending June 30, 2012, Bad Debt Expense was $22,649.

Interest and Finance Charges decreased to $1,188 for the three months ended June 30, 2013 from $3,300 for the three months ended June 30, 2012. Interest and Finance Charges decreased to $1,723 for the six months ended June 30, 2013 from $6,367 for the six months ended June 30, 2012. The current period interest expense and finance charges are less due to reduced credit card usage.

Outside Services expense was $-0- for the three months ended June 30, 2013 and $2,040 for the three months ending June 30, 2012. For the six months ended June 30, 2013, Outside Services expense was $-0- compared to $8,170 for the six months ended June 30, 2012. The incidence of contracted labor expenses vary with Company staffing and the levels of production.

Administrative Payroll and Payroll Tax expense decreased slightly to $30,000 for the three months ending June 30, 2013 from $30,290 for the three months ending June 30, 2012. Administrative Payroll and Payroll Tax expense decreased to $60,000 for the six months ending June 30, 2013 from $60,599 for the six months ending June 30, 2012. The reduced expense for the quarter and six months is negligible.

Professional Services expense was -0- for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, Professional Services expense was $850, an increase from $-0- for the six months ended June 30, 2012. The expense was for legal services.

Other Operating Expenses were $45 for the three months ended June 30, 2013 and $31,799 for the three months ended June 30, 2012. Other Operating Expenses were $90 for the six months ended June 30, 2013 and $63,145 for the six months ended June 30, 2012. The decreases for the three and six month periods reflect decreased spending following the scaling down of internal manufacturing operations.

Other Income for the three months ending June 30, 2013 was $-0-. Other Income for the three months ending June 30, 2012 includes $578,829 for forgiveness of a note and accrued rent payable to the building lessor in exchange for waiving future royalty income on a jointly developed new product. Other Income for the three months ending June 30, 2013 also included $3,209 for a gain on the sale of the Company’s equipment. For the six months ending June 30, 2013, Other Income was $-0-. For the six months ending June 30, 2012, Other Income included the aforementioned $578,829 and $3,209 items.

The Net Income (Loss) for the Period was $(31,233) for the three months ended June 30, 2013 a decrease from the $428,889 Net Income for The Period reported for the three months ended June 30, 2012. The Net Income (Loss) for the Period was $(62,663) for the six months ended June 30, 2013, a decrease from the $329,891 Net Income reported for the six months ended June 30, 2012. The Net Income (Loss) Per Share was $(.001) for the three months ending June 30, 2013 and $.01 for the three months ending June 30, 2012. The Net Income (Loss) Per Share was $(.001) for the six months ending June 30, 2013 and $.01 for the six months ending June 30, 2012.

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

Date: August 10, 2013	Mobile Area Networks, Inc.

	By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President