Form 10-Q
period 2013-09-30
MOBILE AREA NETWORKS INC
filed 2014-10-06
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013
Or

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

As of September 30, 2013, 49,060,788 shares of voting common stock were outstanding

Mobile Area Networks, Inc.

Item 1. Financial Statements

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31,	September 30
	2012	2013
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and Cash Equivalents	$—	$—
Accounts Receivable-Net of Allowance for Doubtful Accounts	—	—
Inventory	—	—
Total current assets	—	—

Property and Equipment-Net of Accumulated Depreciation	—	—

Other Assets:
Security Deposits and Other Assets	—	—
Total Assets	$—	$—

Liabilities and Stockholders' Deficit
Current liabilities:
Bank Overdraft	$28,791	$28,881
Notes and Capital Leases Payable-Due Within One Year	101,101	104,027
Accounts Payable	97,689	98,538
Accrued Expenses	16,580	16,580
Total current liabilities	244,161	248,,026
Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	—	—
Accrued Salaries-Related Party	1,548,048	1,638,048
Advances from Stockholders	360,898	361,868
Total Liabilities	2,153,107	2,247,942

Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 49,060,788 shares	4,656,636	4,656,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,866,583)	(6,961,418)
Total Stockholders’ Deficit	(2,153,107)	(2,247,942)
Total Liabilities and Stockholders’ Deficit	$—	$—

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three and Nine months ended September 30, 2013 and 2012

(Unaudited)

	Three months Ended September 30, 2013	Three months Ended September 30, 2012	Nine months Ended September 30, 2013	Nine months Ended September 30, 2012

Sales-Net of Returns and Allowances	$—	$—	$—	$40,258
Cost of Goods Sold	—	—	—	128,271
Gross Profit	—	—	—	(88,013)

Operating expenses
Depreciation	—	—	—	3,094
Bad Debt Expense	—	—	—	22,649
Interest and Finance Charges	1,202	598	2,925	6,965
Outside Services	—	—	—	8,170
Administrative Payroll and Taxes	30,000	30,000	90,000	90,599
Professional Services	—	—	850	—
Other Operating Expenses	970	4,713	1,060	67,858

Total Operating Expenses	32,172	35,311	94,835	199,335
Net Loss Before Other Income and Provision for Taxes	(32,172)	(35,311)	(94,835)	(287,348)
Other Income
Debt Forgiven in Exchange for Royalties	—	7,269	—	585,898
Gain on Disposal of Fixed Assets	—	—	—	3,299
Net Income (Loss) Before Provision for Taxes	(32,172)	(28,042)	(94,835)	301,849
Provision for Taxes	—	—	—	—
Net Income (Loss) for the Period	$(32,172)	$(28,042)	$(94,835)	$301,849

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	49,060,788	49,060,788	49,060,788	49,060,788

Net Income (Loss) per share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$0.01

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Nine months ended September 30, 2013 and 2012

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2012
Cash flows from operating activities
Net income (loss) for the Period	$(94,835)	$301,849
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	—	3,094
Bad Debt Expense	—	—
Changes in Assets and Liabilities:
Accounts Receivable	—	46,420
Inventory	—	63,480
Other Assets	850	13,280
Accounts Payable	—	—
Accrued Expenses	—	(403,217)
Accrued Salaries-Related Party	90,000	90,000
Net Cash Flows from Operating Activities	(3,985)	114,906

Cash Flows from Investing Activities
Acquisition of Property and Equipment	—	—

Cash Flows from Financing Activities
Advances (Repayments) from Stockholders	970	(103,156)
Proceeds from Issuance of Common Stock	—	—
Increases (Repayment) of Notes and Capital Leases Payable	2,925	(8,409)

Net Cash Flows from Financing Activities	3,895	(111,565)

Net Change in Cash and Cash Equivalents	(90)	3,341

Cash and Cash Equivalents (Bank Overdraft)-Beginning of Period	(28,791)	(31,574)

Cash and Cash Equivalents (Bank Overdraft)-End of Period	$(28,881)	$(28,233)

Supplemental disclosure of cash flow information

Cash paid for:
Taxes	$—	$—

Interest	$—	$—

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

Note B -     Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $(94,835) and net income of $301,849 for the nine months ended September 30, 2013 and 2012, respectively. There is an accumulated deficit of $6,961,418 at September 30, 2013. The primary causes of the operating losses for 2013 and earlier years are attributable to decreases in orders from several key customers, competition and soft economic conditions.

The Company’s continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company is in the process of re-evaluating its strategic direction and is actively exploring merger opportunities. In May, 2012 the Company disposed of its manufacturing equipment. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note C-    Financial Review

  These financial statements have not been reviewed by the Company’s independent accounting firm.

Item 2.

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working Capital amounted to $(248,026) at September 30, 2013 compared to $(244,161) at December 31, 2012. Cash amounted to a Bank Overdraft of $28,881 at September 30, 2013 as compared to a Bank Overdraft of $28,791 at December 31, 2012. As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash from or (used in) operating activities for the nine months ended September 30, 2013 and 2012 was $(3,985) and $114,906, respectfully. For the nine months ended September 30, 2013 and 2012, cash was provided primarily by the sale of equipment and Advances from Stockholders. During the nine months ended September 30, 2013 and 2012, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been historically satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

For the three months ended September 30, 2013 and September 30, 2012, sales were $-0-, respectively. For the nine months ended September 30, 2013, sales were $-0- and for the nine months ended September 30, 2012, sales were $40,258. The decreases for both the three month and nine month periods relate to the decision to wind down internal manufacturing capability in May, 2012.

For the three months ended September 30, 2013 and September 30, 2012, Cost of Goods Sold were $-0-, respectively. For the nine months ended September 30, 2013, Cost of Goods Sold were $-0- and for the nine months ended September 30, 2012, Cost of Goods Sold were $128,271. The decreases for the three and six month periods relate to the winding down of internal manufacturing capability.

Total Operating Expenses decreased to $32,172 for the three months ended September 30, 2013 from $35,311 for the three months ended September 30, 2012. For the nine months ending September 30, 2013, operating expenses decreased to $94,835 from $199,335 for the nine months ending June 30, 2012.

Depreciation expense was $-0- for the three months ended September 30, 2013 and September 30, 2012, respectively. For the nine months ended September 30, 2013 Depreciation expense was $-0- and for the nine months ended September 30, 2012, Depreciation expense was $3,094.

Bad Debt Expense was $-0- for the three months ending September 30, 2013 and September 30, 2012, respectively. For the nine months ending September 30, 2013, Bad Debt Expense was $-0- and for the nine months ending September 30, 2012, Bad Debt Expense was $22,649.

Interest and Finance Charges increased to $1,202 for the three months ended September 30, 2013 from $598 for the three months ended September 30, 2012. Interest and Finance Charges decreased to $2,925 for the nine months ended September 30, 2013 from $6,965 for the nine months ended September 30, 2012.

Outside Services expense was $-0- for the three months ended September 30, 2013 and September 30, 2012, respectively. For the nine months ended September 30, 2013, Outside Services expense was $-0- compared to $8,170 for the nine months ended September 30, 2012.

Administrative Payroll and Payroll Tax expense remained unchanged at $30,000 for the three months ending September 30, 2013 and September 30, 2012, respectively. Administrative Payroll and Payroll Tax expense decreased to $90,000 for the nine months ending September 30, 2013 from $90,599 for the nine months ending September 30, 2012. The reduced expense for the nine months is not material.

Professional Services expense was $-0- for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, Professional Services expense was $850, an increase from $-0- for the nine months ended September 30, 2012. The expense was for legal services.

Other Operating Expenses were $970 for the three months ended September 30, 2013 and $4,713 for the three months ended September 30, 2012. Other Operating Expenses were $1,060 for the nine months ended September 30, 2013 and $67,858 for the nine months ended September 30, 2012. The decreases for the three and nine month periods reflect decreased spending following the winding down of internal manufacturing capability.

Other Income for the three months ending September 30, 2013 was $-0-. Other Income for the three months ending September 30, 2012 includes $7,269 for the balance of the note forgiveness and accrued rent payable to the building lessor in exchange for waiving future royalty income on a jointly developed new product. Other Income for the nine months ending September 30, 2013 was $-0-. For the nine months ending September 30, 2012, Other Income was $585,898 for the forgiveness of debt and $3,299 for a gain on the sale of plant equipment.

The Net Income (Loss) for the Period was $(32,172) for the three months ended September 30, 2013 an increase in the loss from the $(28,042) reported for the three months ended September 30, 2012. The Net Income (Loss) for the Period was $(94,835) for the nine months ended September 30, 2013, a decrease from the $301,849 Net Income reported for the nine months ended September 30, 2012. The Net Income (Loss) Per Share was $(.00) for the three months ending September 30, 2013 and September 30, 2012, respectively. The Net Income (Loss) Per Share was $(.00) for the nine months ending September 30, 2013 and $.01 for the nine months ending September 30, 2012.

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

Date: May 5, 2014	Mobile Area Networks, Inc.

	By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President