Form 10-K
period 2013-12-31
MOBILE AREA NETWORKS INC
filed 2014-10-06
CIK 1029454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

As of December 31, 2013, 49,060,788 shares of the registrant’s voting common stock were outstanding and held by non-affiliates.

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

The business and customer base changed substantially after the Vintage assets acquisition by Mobile Area Networks, Inc. Previously Vintage derived the majority of its revenues from one business segment which was the sporting firearms industry. Customers included many of the well known firearms makers in the business such as Austin Halleck, Charter Arms, Colt, Henry Repeating Arms, North American Arms, Marlin Firearms, Mossberg, Savage Arms, and Winchester. For several years the sporting arms industry suffered economically but at the year ending 2013 the industry appeared to be improving and some of these companies had been customers of the Company.

The Company wound down its internal manufacturing capability in May, 2012. The lease on the factory plant was terminated effectively May 26, 2012. Also, on May 25, 2012 all of the Company’s plant and office equipment was disposed of. Net proceeds were used to reduce the Company’s long-term debt. The Company is presently engaged in finding a merger partner whose operations can be merged into Mobile Area Networks, Inc. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On January 10, 2001, the Company’s stock began publicly trading on the OTCBB system under the symbol “MANW” and currently trades on the OTCQB.

The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2013.

	High	Low
First Quarter	.025	.004
Second Quarter	.025	.01
Third Quarter	.02	.002
Fourth Quarter	.02	.002

The proceeds from the Company’s stock sales to date have been used primarily to fund the continuing capital needs of the Company. The Company continues to explore acquisition opportunities in order to grow the revenue base and build value for the Company.

As of December 31, 2013, the Company had 416 registered shareholders of record.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and related notes which are contained herein in the following pages under Item 7.

Results of Operations

Revenues decreased to $1,000 in 2013 from $40,258 in 2012. Internal manufacturing capability was wound down in May 2012 which substantially accounts for the decrease.

Cost of Goods Sold decreased to $-0- in 2013 from $128,271 in 2012. The winding down of internal manufacturing and the write-off of obsolete inventory accounted for the change.

Total Operating Expenses decreased to $131,195 in 2013 from $250,198 in 2012, a decrease of 47.5%.

Bad Debts expense decreased to $-0- in 2013 from $22,649 in 2012. The decrease relates to the absence of sales activity.

Depreciation expense was $-0- in 2013, a decrease from $3,094 in 2012. All equipment was disposed of on May 25, 2012.

Interest expense decreased to $9,284 in 2013 from $17,207 in 2012. Lower credit card debt accounts for most of the change. Also, the 2012 charge includes a catch-up adjustment for imputed interest on Advances from Stockholders.

Outside Services decreased to $-0- in 2013 from $8,170 in 2012. The decrease reflects reduced manufacturing activity that were less than one-half of a year in 2012.

Administrative Payroll and Payroll Taxes decreased to $120,000 in 2013 from $120,649 in 2012. The expense is for CEO accrued compensation.

Professional Services increased to $850 in 2013 from $288 in 2012. The increase reflects certain legal expenses.

Other Operating Expenses, which includes such expenses as telephone, health insurance, utilities, travel, office supplies, and local taxes, decreased to $1,061 in 2013 from $78,141 in 2012. The decrease relates to reduced spending resulting from the winding down of internal manufacturing activities in May 2012.

Other Income was $-0- in 2013. Other Income in 2012 included a Gain on Disposal of Fixed Assets of $3,300 following the May 2012 disposal of machinery and equipment.

Other Income in 2012 also included Debt Forgiven in Exchange for Royalties of $585,898. Other than $7,269 which related to writing-off certain stale dated checks that were outstanding, $578,829 related to the forgiveness of a note and accrued rent payable to the building lessor in exchange for waiving future royalty income on a jointly developed new product.

The Net Income (Loss) for the period was $(130,195) in 2013, a decrease from the Net Income (Loss) for the period of $250,987 in 2012. The change relates to the effects of Other Income in 2012.

The Company’s net operating loss carry-forwards are approximately six million nine hundred thousand dollars ($6,900,000) which are recoverable as income tax savings through the year 2033.

Liquidity and Capital Resources

Working Capital amounted to $(248,243) at December 31, 2013 compared to $(244,161) at December 31, 2012. There was a Bank Overdraft of $28,880 at December 31, 2013 as compared to a Bank Overdraft of $28,791 at December 31, 2012. As more fully presented under the Company’s statements of cash flows in the accompanying financial statements, net cash used in operating activities for the year ended December 31, 2013 and 2012 was $(10,345) and $104,126, respectively. For the years ended December 31, 2013 and December 31, 2012 cash was provided primarily by advances from Shareholders.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Management’s Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures: As of December 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) promulgated under the Exchange Act Rules.

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

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013. The determination that our internal control over financial reporting was not effective is due to the Company’s limited resources and lack of ability to have multiple levels of transaction review. Management believes that this “lack of segregation of duties” will be resolved as the Company’s growth provides for the necessary additional staff. Through the use of internal consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded that we do not maintain effective internal control over financial reporting as of December 31, 2013.

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

(b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)     Directors and Executive Officers:

Beginning January 1, 2014, the following individuals will comprise the Board of Directors and management team. Consistent with Florida corporate law and the Company’s By-Laws, the Company’s Board of Directors may by unanimous vote to increase the number of Board members from time to time and or to elect members to fill vacancies, if any. The initial term of Mr. Ninh beginning in 2010 has expired at the end of 2013 with no successor being nominated at the time of this filing.

BOARD OF DIRECTORS

George E. Wimbish, age 69, is a founder of the Company and its concept, and has been a Director of the predecessor Texas Company since November 3, 1996, and Chairman, President and CEO since March 28, 1997. His term of office is yearly until a successor is chosen. His business experience for the past 5 years includes serving as the Company’s Chief Executive Officer. Mr. Wimbish does not serve as a Director in any other public company. He resides in Heathrow, Florida.

Jerald R. Hoeft, CPA, age 71, was appointed Chief Financial Officer in January, 2001 and Director in December, 2010. Mr. Hoeft had been a practicing CPA in the Orlando area from 1999 through 2007. Prior to 1999, he was in the financial services industry for over twenty-five years where he served as a chief financial officer and director for several leading public and privately-held companies. Mr. Hoeft does not serve as a Director in any other public company. He resides in Heathrow, Florida.

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

d)     Certain Legal Proceedings:

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

The Company’s current policy is that Directors serve without compensation. However, in the future it may be in the Company’s best interests to compensate Directors in a manner that will attract the most qualified people to serve on the Company’s Board. Through December 31, 2013 the officers of the Company have served mostly without compensation other than the allowance to acquire Restricted founders stock at a preferred price. Mr. Wimbish was paid $-0- in 2013 and in 2012. The Company’s management may determine when it is in the best interest of the Company to compensate Officers and Directors. For the years 1998 through 2013, Mr. Wimbish’s annual salary was approved to be $120,000, a portion of which has not been paid and remains in accrued expenses on the 2013 and 2012 balance sheets. Mr. Wimbish’s deferred salary as wages remains to be the most superior lien upon the Company’s assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2013 with respect to each director and officer and any person who is known to the Company to be the beneficial owner of five percent (5%) or more of the Company’s outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares held by all directors and officers, individually and as a group.

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

None.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The Company incurred audit and review fees from its Independent Registered Public Accounting Firm, Randall N. Drake, CPA, PA for the sum of $-0- for the years ending December 31, 2013 and December 31, 2012, respectively.

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

Signature	Title	Date

/s/ George Wimbish	Director, Chairman, President, Chief Executive.	May 29, 2014
George Wimbish

/s/ Jerald R. Hoeft	Director, Treasurer, Chief Financial Officer	May 29, 2014
Jerald R. Hoeft

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

TABLE OF CONTENTS

Balance Sheets at December 31, 2013 and 2012	F – 2
Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2013 and 2012	F – 3
Statements of Operations for the Years Ended December 31, 2013 and 2012	F – 4
Statements of Cash Flows for the Years Ended December 31, 2013 and 2012	F – 5 - F – 6
Notes to Financial Statements	F – 7 - F – 13

MOBILE AREA NETWORKS, INC. (A FLORIDA CORPORATION)
Sanford, Florida

BALANCE SHEETS

December 31,	2013	2012
	(Unaudited)	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	—	—
Accounts Receivable – Net of Allowance for Doubtful Accounts	$1,000	—
Inventory	—	—

Total Current Assets	—	—

Property and Equipment – Net of Accumulated Depreciation	—	—

Other Assets
Security Deposits	—	—

Total Assets	$1,000	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank Overdraft	$28,880	$28,790
Notes and Capital Leases Payable – Due Within One Year	105,244	101,102
Accounts Payable	98,539	97,689
Accrued Expenses	16,580	16,580

Total Current Liabilities	249,243	244,161

Other Liabilities
Notes and Capital Leases Payable – Due After One Year	—	—
Accrued Salaries – Related Party	1,668,048	1,548,048
Advances from Stockholders	397,011	360,898

Total Liabilities	2,284,302	2,153,107

Stockholders’ Deficit
Common Stock: No Par; 50,000,000 Shares Authorized, 49,060,788 Shares Issued And Outstanding, respectively	4,656,636	4,656,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,996,778)	(6,866,583)

Total Stockholders’ Deficit	(2,283,302)	(2,153,107)

Total Liabilities and Stockholders’ Deficit	$1,000	$—

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC. (A FLORIDA CORPORATION) Sanford, Florida

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Number Of Shares	Common Stock	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balances – December 31, 2011	49,060,788	$4,656,636	$56,840	$(7,117,570)	$(2,404,094)

Net Income	—	—		250,987	250,987

Balances – December 31, 2012	49,060,788	$4,656,636	$56,840	$(6,866,583)	$(2,153,107)

Net Loss	—	—		(130,195)	(130,195)

Balances – December 31, 2013	49,060,788	$4,656,636	$56,840	$(6,996,778)	$(2,283,302)

The accompanying notes are an integral parts of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENTS OF OPERATIONS

	(Unaudited)	(Unaudited)
Years Ended December 31,	2013	2012

Revenues – Net of Returns and Allowances	$1,000	$40,258

Cost of Goods Sold	—	128,271

Gross Profit (Loss)	1,000	(88,013)

Operating Expenses
Bad Debts	—	22,649
Depreciation	—	3,094
Interest	9,284	17,207
Outside Services	—	8,170
Administrative Payroll and Payroll Taxes	120,000	120,,649
Professional Services	850	288
Other Operating Expenses	1,061	78,141
Total Operating Expenses	131,195	250,198

Loss Before Other Income	(130,195)	(338,211)

Other Income
Gain on Disposal of Fixed Assets	—	3,300
Debt Forgiven in Exchange for Royalties	—	585,898
Total Other Income	—	589,198

Net Income (Loss) Before Income Taxes	(130,195)	250,987

Provision for Taxes	—	—

Net Income (Loss)	$(130,195)	$250,987

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	49,060,788	49,060,788

Net Income (Loss) per Share – Basic and Diluted	$0.003	$.01

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENT OF CASH FLOWS

Years Ended December 31,	2013	2012
	(Unaudited)	(Unaudited)
Cash Flows Used By Operating Activities

Net Income (Loss)	$(130,195)	$250,987

Adjustments to Reconcile Net Loss to Net Cash Flows Used By Operating Activities:
Depreciation	—	3,094
Changes in Assets and Liabilities:
Accounts Receivable	(1,000)	46,420
Inventory	—	63,480
Other Assets	—	13,280
Accounts Payable		10,082
Accrued Expenses	—	(403,,217)
Accrued Salaries – Related Party	120,000	120,000

Net Cash Flows Provided By (Used In) Operating Activities	(10,345)	(104,126)

Cash Flows Used By Investing Activities

Acquisition of Property and Equipment	—	—

Cash Flows Provided By Financing Activities
Advances (Repayments) from Stockholders	6,114	(94,103)
Proceeds from Issuance of Common Stock	—	—
Repayment of Notes and Capital Leases Payable	4,142	(7,240)

Net Cash Flows Provided By Financing Activities	10,256	(101,343)

Net Change in Cash and Cash Equivalents	(89)	2,783

Cash and Cash Equivalents (Bank Overdraft)– Beginning of Year	(28,791)	(31,574)

Cash and Cash Equivalents (Bank Overdraft) – End of Year	$(28,880)	$(28,791)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.
(A FLORIDA CORPORATION)
Sanford, Florida

STATEMENTS OF CASH FLOWS – continued

Years Ended December 31,	2012	2011

Supplemental Disclosures

Interest Paid	$9,284	$17,207
Income Taxes Paid	—	—

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

Operations of the Company up to the date of acquiring the assets of Vintage Industries, Inc. (“Plastics Services”), was devoted primarily to product development and marketing, raising capital, administrative activities and deployment of communications network infrastructure and service demonstration systems for both the MobiLAN® and Learningport.com™ services. Since the date of the Vintage acquisition agreement, the operations of the Company have been devoted primarily to assimilating the assets and operations of these Plastics Services into the Company. The primary business function of the Plastics Services assets was the design, engineering, production of intricate plastic molds, and the production of plastic and rubber parts.

Resources of the Company up to the date of the acquisition of these Plastics Services facilities, were devoted to marketing its wireless internet services. Since the date of the assets acquisition agreement, the resources of the Company had been devoted to assimilating consolidating the assets and operations of Plastics Services into the Company. Both MobiLAN® and Learningport.com™ no longer continue as separate divisions of the Company.

Manufacturing inside the Company was wound down in May 2012.

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

Allowance for Doubtful Accounts and Bad Debts

The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. The Accounts Receivable balance as of December 31, 2013 is $1,000. There is an Allowance for Doubtful Accounts of $-0- as of December 31, 2013 and December 31, 2012, respectively.

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

Property, Equipment and Depreciation

Property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over the estimated useful lives as follows:

Manufacturing Equipment (years)	5
Computer Equipment and Software (years)	5
Office Furniture and Equipment (years)	5 - 7
Leasehold Improvements (years)	5

Maintenance and repairs are charged to expense. The cost of the assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

Advances from Stockholders

Advances from stockholders consists of advances due on demand for working capital purposes. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the Company has imputed interest at the prime rate plus 1%. Imputed interest expense for the years ended December 31, 2013 and 2012 was $5,143 and $9,053, respectively.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, which may at times exceed federally insured limits, and trade accounts receivable. The Company had no cash balances that exceeded insured limits at December 31, 2013 or 2012. Cash is placed primarily in high quality short-term interest bearing financial instruments.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note B -     Summary of Significant Accounting Policies - continued

Concentrations of Credit Risk - continued

The Company did not have any accounts that would meet the definition of concentrated credit risk as of December 31, 2013 or December 31, 2012.

The Company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business and maintains an allowance for anticipated credit losses.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivables, inventory, security deposits, accounts payable, and accrued expenses approximated book value at December 31, 2013 and 2012, because of the immediate or short-term maturity of these financial instruments.

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

During the year ended December 31, 2013, there was not any shares issued in satisfaction of services to the Company.

Net Loss Per Common Share

Basic Earnings Per Share is calculated by dividing loss available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings Per Share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended December 31, 2013 and 2012.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note B -	Summary of Significant Accounting Policies - continued

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred tax assets and liability balances. The Company had no material deferred tax assets or liabilities at December 31, 2013 and 2012.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately six million nine hundred thousand dollars ($6.9 million) in net operating losses as of December 31, 2013, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

Note C-     Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof issued by the FASB, AICPA and the SEC that have effectiveness dates during the periods reported and in future periods. Management does not believe that any of those pronouncements will have a material impact on the Company’s present or future financial statements.

Note D -	Accounts Receivable

Accounts receivable consisted of the following:

December 31,	2013	2012

Trade	$—	$—
Reproductions	1,000	—
	$—	$—
Less: Allowance for Doubtful Accounts	—	—

Net Accounts Receivable	$1,000	$—

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note E -	Inventory

Inventory consisted of the following:

December 31,	2013	2012

Raw Materials	$—	$—
Work-in-Process	—	—
Finished Goods	—	—

Total Inventory	$—	$—

Note F -	Property and Equipment

Property and equipment consisted of the following:

December 31,	2013	2012

Manufacturing Equipment	$—	$—
Computer Equipment and Software	—	—
Office Furniture and Equipment	—	—
Leasehold Improvements	—	—
	$—	$—
Less: Accumulated Depreciation	—	—

Net Property and Equipment	$—	$—

Depreciation expense for the years ended December 31, 2013 and 2012 was $-0- and $3,094, respectively.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note G -	Notes and Capital Leases Payable

December 31,	2013	2012

Total Notes and Capital Leases Payable	$105,244	$101,102

Less: Amount Due Within One Year	105,244	101,102

Amount Due After One Year	$—	$—

Annual maturities of notes and capital leases payable for the five years succeeding December 31, 2013 are as follows:

2014	2015	2016	2017	2018	Thereafter	Total
$105,244	$—	$—	$—	$—	$—	$105,244

Interest expense on the notes payable, advances from stockholders and outstanding credit card balances for the years ended December 31, 2013 and 2012 was $9,284 and $17,207, respectively.

Note H -	Leases

The Company entered into a building lease for office and manufacturing space on January 1, 2009 for 25,000 square feet for a term of five years with two options to renew for five years each. The building lease was terminated effective May 26, 2012.

Future minimum lease payments for the five years succeeding December 31, 2013 is as follows:

2014	2015	2016	2017	2018	Total
$—	$—	$—	$—	$—	$—

Note I -	Litigation

None.

MOBILE AREA NETWORKS, INC.

(A FLORIDA CORPORATION)

Sanford, Florida

NOTES TO FINANCIAL STATEMENTS

Note J -	Related Party Transaction

The Company’s President and Chief Executive Officer has continued to defer a large portion of his salary until such time as the Company’s cash position will allow such payments. Compensation of $120,000 per year has been accrued and accounted for in the accompanying financial statements under the Accrued Salaries - Related Party caption on the Balance Sheet. During 2013 and 2012, the Company’s President was paid $-0-. The balance, $120,000, was accrued as a non-current liability. It is acknowledged by the Company’s management and ratified by its Board of Directors that this deferred salary along with personal notes to the Company by the CEO and his wife are considered wages and is the most superior lien and bond against all of the Company’s assets.

Note K -     Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has reported a net loss of $(130,195) and net income of $250,987 for the years ended December 31, 2013 and 2012, respectively. There is an accumulated deficit of $6,996,778 at December 31, 2013. The primary causes of the losses are attributable to operating costs exceeding attained sales due to foreign competition, and challenging economic conditions for manufacturing domestically.

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

Note L-      Subsequent Events

Management has evaluated events occurring subsequent to December 31, 2013 and through May 29, 2014, the date the Company filed its annual report on Form 10-K, for their effect on these financial statements.