Form 10-Q
period 2014-03-31
MOBILE AREA NETWORKS INC
filed 2014-10-09
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

___________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

___________

Mobile Area Networks, Inc.

(Exact name of registrant as specified in its charter)

 ___________

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

As of March 31, 2014, 49,060,788 shares of voting common stock were outstanding

Mobile Area Networks, Inc.

Index

Item 1. Financial Statements

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)
Sanford, Florida
Balance Sheets

	December 31,	March 31,
	2013	2014
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and Cash Equivalents	$—	—
Accounts Receivable-Net of Allowance for Doubtful Accounts	1,000	1,500
Inventory	—	—
Total current assets	—	—

Property and Equipment-Net of Accumulated Depreciation	—	—

Other Assets:
Security Deposits and Other Assets	—	—
Total Assets	$1,000	1,500

Liabilities and Stockholders' Deficit
Current liabilities:
Bank Overdraft	$28,880	28,880
Notes and Capital Leases Payable-Due Within One Year	105,244	106,475
Accounts Payable	98,539	98,539
Accrued Expenses	16,580	16,580
Total current liabilities	249,243	250,474

Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	—	—
Accrued Salaries-Related Party	1,668,048	1,698,048
Advances from Stockholders	367,011	367,011
Total Liabilities	2,284,302	2,315,533

Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 49,060,788 shares	4,656,636	4,656,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,996,778)	(7,027,509)
Total Stockholders’ Deficit	(2,283,302)	(2,314,033)
Total Liabilities and Stockholders’ Deficit	$1,000	1,500

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three months ended March 31, 2014 and 2013

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013

Sales-Net of Returns and Allowances	$500	—

Cost of Goods Sold	—	—

Gross Profit (Loss)	500	—

Operating Expenses
Depreciation	—	—
Interest and Finance Charges	1,231	535
Outside Services	—	—
Administrative Payroll and Payroll Taxes	30,000	30,000
Professional Services	—	850
Other Operating Expenses	—	45
Total Operating Expenses	31,231	31,430

Net Income (Loss) before taxes	(30,731)	(31,430)
Provision for Taxes	—	—
Net Income (Loss) for the Period	$(30,731)	(31,430)

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	49,060,788	49,060,788

Net loss per share-Basic and Diluted	$(0.00)	(0.00)

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Three months ended March 31, 2014 and 2013

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities
Net income (loss) for the Period	$(30,731)	(31,430)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	—	—
Bad Debt Expense	—	—
Changes in Assets and Liabilities:
Accounts Receivable	(500)	—
Inventory	—	—
Accounts Payable	—	850
Accrued Expenses	—	—
Accrued Salaries-Related Party	30,000	30,000
Net Cash Flows From (Used In) Operating Activities	(1,231)	(580)

Cash Flows from Investing Activities
Acquisition of Property and Equipment	—	—
Cash Flows from Financing Activities
Advances (Repayments) from Stockholders	—	—
Increases (Repayment) of Notes and Capital Leases Payable	1,231	535

Net Cash Flows from Financing Activities	1,231	535

Net Change in Cash and Cash Equivalents	—	(45)

Cash and Cash Equivalents (Bank Overdraft)-Beginning of Period	(28,880)	(28,791)

Cash and Cash Equivalents (Bank Overdraft)-End of Period	$(28,880)	(28,836)

Supplemental disclosure of cash flow information

Cash paid for:
Taxes	$—	—

Interest	$1,231	535

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $30,731 and $31,430 for the three months ended March 31, 2014 and 2013, respectively. As a result, there is an accumulated deficit of $7,027,509 at March 31, 2014. The primary causes of the loss for 2014 and 2013 are principally attributable to a lack of profitable operations.

The Company’s continued existence is dependent upon its ability to raise capital and/or achieving profitable operations.  The Company previously wound down internal manufacturing operations with the intent to outsource any orders, and is seeking a merger partner.  The Company plans to raise sufficient working capital through equity offerings and restructure debt to lower its monthly payments and interest costs. The Company continues to fund operational deficits through the acquisition of debt and equity financing through private individuals. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working Capital amounted to $(248,974) at March 31, 2014 compared to $(248,243) at December 31, 2013. Bank Overdraft amounted to $28,880 at March 31, 2014 and at December 31, 2013. As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash (used in) or from operating activities for the three months ended March 31, 2014 and 2013 was $(1,231) and $(580), respectively. For the three months ended March 31, 2014 and 2013, cash was provided primarily by financing activities. During the three months ended March 31, 2014 and 2013, cash was used to fund operations.

As indicated herein, the Company’s short term liquidity needs have been historically satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales increased during the current period first quarter as compared with the year earlier period. For the three months ended March 31, 2014 sales were $500 and for the three months ended March 31, 2013, sales were $-0-. The increase reflects the sale of certain gun shoulder pads available from inventory which had previously been written-off as valueless.

Cost of Goods Sold was unchanged at $-0- for the three months ended March 31, 2014 and 2013, respectively.

Total Operating Expenses decreased to $31,231 for the three months ended March 31, 2014 from $31,430 for the three months ended March 31, 2013.

Interest and Finance Charges expense increased to $1,231 for the three months ended March 31, 2014 from $535 for the three months ended March 31, 2013. The increase relates to a correction of interest accrued in a prior period.

Administrative Payroll and Payroll Taxes expense remained unchanged at $30,000 for the three months ended March 31, 2014 and 2013, respectively. The expense is for accrued compensation for the Company’s Chief Executive Officer.

Professional Services expense decreased to $-0- for the three months ended March 31, 2014 from $850 for the three months ended March 31, 2013. The amounts reflect fees incurred for the company’s legal counsel.

Other Operating Expenses decreased to $-0- for the three months ended March 31, 2014 from $45 for the three months ended March 31, 2013. Other Operating Expenses includes spending for storage of supplies and records.

The Net Loss for the Period was $30,731 for the three months ended March 31, 2014, a decrease from the $31,430 Net Loss reported for the three months ended March 31, 2013. The Net Income (Loss) Per Share remained unchanged at $.00.

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

Date: June 30, 2014	Mobile Area Networks, Inc.

	By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President