Form 10-Q
period 2014-06-30
MOBILE AREA NETWORKS INC
filed 2014-10-20
CIK 1029454

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2014
Or

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

As of June 30, 2014, 49,060,788 shares of voting common stock were outstanding

Mobile Area Networks, Inc.

Item 1. Financial Statements

 MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

	December 31,	June 30
	2013	2014
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and Cash Equivalents	$—	$—
Accounts Receivable-Net of Allowance for Doubtful Accounts	1,000	2,500
Inventory	—	—
Total current assets	1,000	—

Property and Equipment-Net of Accumulated Depreciation	—	—

Other Assets:
Security Deposits and Other Assets	—	—
Total Assets	$1,000	$2,500
Liabilities and Stockholders' Deficit
Current liabilities:
Bank Overdraft	$28,880	$28,880
Notes and Capital Leases Payable-Due Within One Year	105,244	—
Acounts Payable	98,539	98,539
Accrued Expenses	16,580	16,580
Total current liabilities	249,243	143,999

Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	—	—
Accrued Salaries-Related Party	1,668,048	1,728,048
Advances from Stockholders	367,011	367,011
Total Liabilities	2,284,302	2,239,058

Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 49,060,788 shares	4,656,636	4,656,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,996,778)	(6,950,034)
Total Stockholders’ Deficit	(2,283,302)	(2,236,558)
Total Liabilities and Stockholders’ Deficit	$1,000	$2,500

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three and Six months ended June 30, 2014 and 2013

(Unaudited)

	Three months Ended June 30, 2014	Three months Ended June 30, 2013	Six months Ended June 30, 2014	Six months Ended June 30, 2013

Sales-Net of Returns and Allowances	$1,000	$—	$1,500	$—
Cost of Goods Sold	—	—	—	—
Gross Profit (Loss)	1,000	—	1,500	—

Operating expenses
Depreciation	—	—	—	—
Bad Debt Expense	—	—	—	—
Interest and Finance Charges	—	1,188	1,231	1,723
Outside Services	—	—	—	—
Administrative Payroll and Taxes	30,000	30,000	60,000	60,000
Professional Services	—	—	—	850
Other Operating Expenses	—	45	—	90

Total Operating Expenses	30,000	31,233	61,231	62,663
Net Loss Before Other Income and Provision for Taxes	(29,000)	(31,233)	(59,731)	(62,663)
Other Income
Stale-dated debt written-off	106,475	—	106,475	—
Net Income (Loss) Before Provision for Taxes	77,475	(31,233)	46,744	(62,663)
Provision for Taxes	—	—	—	—
Net Income (Loss) for the Period	$77,475)	$(31,233)	$46,744	$(62,663)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	49,060,788	49,060,788	49,060,788	49,060,788

Net loss per share-Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Six months ended June 30, 2014 and 2013

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities
Net income (loss) for the Period	$46,744	$(62,663)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	—	—
Bad Debt Expense	—	—
Changes in Assets and Liabilities:
Accounts Receivable	(1,500)	—
Inventory	—	—
Other Assets	—	—
Accounts Payable	—	850
Accrued Expenses	—	—
Accrued Salaries-Related Party	60,000	60,000
Net Cash Flows from Operating Activities	105,244	(1,813)

Cash Flows from Investing Activities
Acquisition of Property and Equipment	—	—
Cash Flows from Financing Activities
Advances (Repayments) from Stockholders	—	—
Proceeds from Issuance of Common Stock	—	—
Increases (Repayment) of Notes and Capital Leases Payable	(105,244)	1,723

Net Cash Flows from Financing Activities	(105,244)	1,723

Net Change in Cash and Cash Equivalents	—	(90)

Cash and Cash Equivalents (Bank Overdraft)-Beginning of Period	(28,880)	(28,791)

Cash and Cash Equivalents (Bank Overdraft)-End of Period	$(28,880)	$(28,881)

Supplemental disclosure of cash flow information

Cash paid for:
Taxes	$—	$—

Interest	$—	$—

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

Note B -     Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net income of $46,744 and a net loss of $(62,663) for the six months ended June 30, 2014 and 2013, respectively. There is an accumulated deficit of $(6,950,034) at June 30, 2014. The primary causes of the operating losses for 2014 and earlier years are attributable to decreases in orders from several key customers, competition and soft economic conditions.

The Company’s continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company is in the process of re-evaluating its strategic direction and is actively exploring merger opportunities. The Company, in the winding down of internal manufacturing vacated the plant, disposed of the plant equipment and terminated manufacturing employees. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note C-        Financial Review

     These financial statements have not been reviewed by the Company’s independent accounting firm.

Item 2.

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working Capital amounted to $(141,499) at June 30, 2014 compared to $(248,243) at December 31, 2013. Cash amounted to a Bank Overdraft of $28,880 as of June 30, 2014 and December 31, 2013, respectively. As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash from or (used in) operating activities for the six months ended June 30, 2014 and 2013 was $105,244 and $(1,813), respectfully. For the six months ended June 30, 2014 and 2013, cash was not provided from any sources.

As indicated herein, the Company’s short term liquidity needs have been historically satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales increased during the current period second quarter and six months as compared with the year earlier period. For the three months ended June 30, 2014 sales were $1,000 and for the three months ended June 30, 2013, sales were $-0-. For the six months ended June 30, 2013, sales were $1,500 and for the six months ended June 30, 2013, sales were $-0-. The increases for both the three month and six month periods relate to the sale of certain gun shoulder recoil pads available from inventory which had previously been written-off as valueless.

Cost of Goods Sold was unchanged at $-0- for the three and six months ending June 30, 2014 and June 30, 2013, respectively.

Total Operating Expenses decreased to $30,000 for the three months ended June 30, 2014 from $31,233 for the three months ended June 30, 2013. For the six months ending June 30, 2014, operating expenses decreased to $61,231 from $62,663 for the six months ending June 30, 2013.

Interest and Finance Charges decreased to $-0- for the three months ended June 30, 2014 from $1,188 for the three months ended June 30, 2013. Interest and Finance Charges decreased to $1,231 for the six months ended June 30, 2014 from $1,723 for the six months ended June 30, 2013. The current period interest expense and finance charges are less due to management’s decision to no longer recognize two long-term disputed debt obligations. After considerable passage of time without any communication with the creditors, the disputed items were written off to Other Income as of June 30, 2014.

Administrative Payroll and Payroll Tax expense remained unchanged at $30,000 for the three months ending June 30, 2014 and June 30, 2013, respectively. Administrative Payroll and Payroll Tax expense remained unchanged at $60,000 for the six months ending June 30, 2014 and June 30, 2013, respectively.

Professional Services expense was $-0- for the three months ending June 30, 2014 and June 30, 2013, respectively. Professional Services expense decreased to $-0- for the six months ended June 30, 2014 from $850 for the six months ended June 30, 2013. The expense was for legal fees.

Other Operating Expenses were $-0- for the three months ended June 30, 2014 and $45 for the three months ended June 30, 2013. Other Operating Expenses were $-0- for the six months ended June 30, 2014 and $90 for the six months ended June 30, 2013. The decreases for the three and six month periods reflect decreased spending following the winding down of internal manufacturing.

Other Income for the three months ending June 30, 2014 was $106,475. Other Income for the three months ending June 30, 2013 was $-0-. For the six months ending June 30, 2014, Other Income was $106,475. For the six months ending June 30, 2013, Other Income was $-0-. The amount recognized in the current period was for the write-off of stale-dated disputed debt obligations.

The Net Income (Loss) for the Period was $77,475 for the three months ended June 30, 2014 an increase from the $(31,233) Net Income (Loss) for The Period reported for the three months ended June 30, 2013. The Net Income (Loss) for the Period was $46,744 for the six months ended June 30, 2014, an increase from the $(62,663) Net Income (Loss) for the Period for the six months ended June 30, 2013. The Net Income (Loss) Per Share was $.00 for the three months ending June 30, 2014 and June 30, 2013, respectively. The Net Income (Loss) Per Share was $.00 for the six months ending June 30, 2014 and June 30, 2013, respectively.

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

Date: October 17, 2014	Mobile Area Networks, Inc.

	By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President