Form 10-Q
period 2014-09-30
MOBILE AREA NETWORKS INC
filed 2014-10-24
CIK 1029454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2014
Or

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

As of September 30, 2014, 49,060,788 shares of voting common stock were outstanding

Mobile Area Networks, Inc.

Item 1. Financial Statements

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Balance Sheets

Assets

	December 31,	September 30,
	2013	2014
	(Unaudited)	(Unaudited)
Current assets:
Cash and Cash Equivalents	$—	$—
Accounts Receivable-Net of Allowance for Doubtful Accounts	1,000	3,500
Inventory	—	—
Total current assets	1,000	—

Property and Equipment-Net of Accumulated Depreciation	—	—

Other Assets:
Security Deposits and Other Assets	—	—
Total Assets	$1,000	$3,500
Liabilities and Stockholders' Deficit
Current liabilities:
Bank Overdraft	$28,880	$28,880
Notes and Capital Leases Payable-Due Within One Year	105,244	—
Acounts Payable	98,539	99,281
Accrued Expenses	16,580	16,580
Total current liabilities	249,243	144,741

Other Liabilities:
Notes and Capital Leases Payable-Due After One Year	—	—
Accrued Salaries-Related Party	1,668,048	1,758,048
Advances from Stockholders	367,011	367,011
Total Liabilities	2,284,302	2,269,800

Stockholders’ Deficit
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 49,060,788 shares	4,656,636	4,656,636
Paid-In Capital	56,840	56,840
Accumulated Deficit	(6,996,778)	(6,979,776)
Total Stockholders’ Deficit	(2,283,302)	(2,266,300)
Total Liabilities and Stockholders’ Deficit	$1,000	$3,500

See accompanying notes to financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Operations

Three and Nine months ended September 30, 2014 and 2013

(Unaudited)

	Three months Ended September 30, 2014	Three months Ended September 30, 2013	Nine months Ended September 30, 2014	Nine months Ended September 30, 2013

Sales-Net of Returns and Allowances	$1,000	$—	$2,500	$—
Cost of Goods Sold	—	—	—	—
Gross Profit (Loss)	1,000	—	2,500	—

Operating expenses
Depreciation	—	—	—	—
Bad Debt Expense	—	—	—	—
Interest and Finance Charges	—	1,202	1,231	2,925
Outside Services	—	—	—	—
Administrative Payroll and Taxes	30,000	30,000	90,000	90,000
Professional Services	—	—	—	850
Other Operating Expenses	742	970	742	1,060

Total Operating Expenses	30,742	32,172	91,973	94,835
Net Loss Before Other Income and Provision for Taxes	(29,742)	(32,172)	(89,473)	(94,835)
Other Income
Stale-dated debt written-off	—	—	106,475	—
Net Income (Loss) Before Provision for Taxes	(29,742)	(32,172)	17,002	(94,835)
Provision for Taxes	—	—	—	—
Net Income (Loss) for the Period	$(29,742)	$(32,172)	$17,002	$(94,835)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	49,060,788	49,060,788	49,060,788	49,060,788

Net loss per share-Basic and Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of these financial statements.

MOBILE AREA NETWORKS, INC.

(A Florida Corporation)

Sanford, Florida

Statements of Cash Flows

Nine months ended September 30, 2014 and 2013

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities
Net income (loss) for the Period	$17,002	$(94,835)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation	—	—
Bad Debt Expense	—	—
Changes in Assets and Liabilities:
Accounts Receivable	(2,500)	—
Inventory	—	—
Other Assets	—	—
Accounts Payable	742	850
Accrued Expenses	—	—
Accrued Salaries-Related Party	90,000	90,000
Net Cash Flows from Operating Activities	105,244	(3,985)

Cash Flows from Investing Activities
Acquisition of Property and Equipment	—	—
Cash Flows from Financing Activities
Advances (Repayments) from Stockholders	—	970
Proceeds from Issuance of Common Stock	—	—
Increases (Repayment) of Notes and Capital Leases Payable	(105,244)	2,925

Net Cash Flows from Financing Activities	(105,244)	3,895

Net Change in Cash and Cash Equivalents	—	(90)

Cash and Cash Equivalents (Bank Overdraft)-Beginning of Period	(28,880)	(28,790)

Cash and Cash Equivalents (Bank Overdraft)-End of Period	$(28,880)	$(28,880)

Supplemental disclosure of cash flow information

Cash paid for:
Taxes	$—	$—

Interest	$—	$—

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

Note B -     Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net income of $17,002 and a net loss of $(94,835) for the nine months ended September 30, 2014 and 2013, respectively. There is an accumulated deficit of $(6,979,776) at September 30, 2014. The primary causes of the operating losses for 2014 and earlier years are attributable to decreases in orders from several key customers, competition and soft economic conditions.

The Company’s continued existence is dependent upon its ability to raise capital and/or achieving profitable operations. The Company is in the process of re-evaluating its strategic direction and is actively exploring merger opportunities. In winding down internal manufacturing activity the Company sold equipment and terminated employees. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note C -     Financial Review

These financial statements have not been reviewed by the Company’s independent accounting firm.

Item 2.

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working Capital amounted to $(141,241) at September 30, 2014 compared to $(248,243) at December 31, 2013. Cash amounted to a Bank Overdraft of $28,880 as of September 30, 2014 and December 31, 2013, respectively. As more fully described under the Company’s statements of cash flows in the accompanying financial statements, net cash from or (used in) operating activities for the nine months ended September 30, 2014 and 2013 was $105,244 and $(3,985), respectfully. For the nine months ended September 30, 2014 and 2013, cash was not provided from any sources.

As indicated herein, the Company’s short term liquidity needs have been historically satisfied primarily from the continuing sale of the Company stock and advances from stockholders.

Results of Operations

Sales increased during the current period third quarter and nine months as compared with the year earlier period. For the three months ended September 30, 2014 sales were $1,000 and for the three months ended September 30, 2013, sales were $-0-. For the nine months ended September 30, 2014, sales were $2,500 and for the nine months ended September 30, 2013, sales were $-0-. The increases for both the three month and nine month periods relate to the sale of certain gun shoulder recoil pads available from inventory which had previously been written-off as valueless.

Cost of Goods Sold was unchanged at $-0- for the three and nine months ending September 30, 2014 and September 30, 2013, respectively.

Total Operating Expenses decreased to $30,742 for the three months ended September 30, 2014 from $32,172 for the three months ended September 30, 2013. For the nine months ending September 30, 2014, operating expenses decreased to $91,973 from $94,835 for the nine months ending September 30, 2013.

Interest and Finance Charges decreased to $-0- for the three months ended September 30, 2014 from $1,202 for the three months ended September 30, 2013. Interest and Finance Charges decreased to $1,231 for the nine months ended September 30, 2014 from $2,925 for the nine months ended September 30, 2013. The current period interest expense and finance charges are less due to management’s decision to no longer recognize two disputed long-term debt obligations. After considerable passage of time without any communication with the creditors, the disputed items were written off to Other Income as of June 30, 2014.

Administrative Payroll and Payroll Tax expense remained unchanged at $30,000 for the three months ending September 30, 2014 and September 30, 2013, respectively. Administrative Payroll and Payroll Tax expense remained unchanged at $90,000 for the nine months ending September 30, 2014 and September 30, 2013, respectively.

Professional Services expense was $-0- for the three months ending September 30, 2014 and September 30, 2013, respectively. Professional Services expense decreased to $-0- for the nine months ended September 30, 2014 from $850 for the nine months ended September 30, 2013. The expense was for legal fees.

Other Operating Expenses were $742 for the three months ended September 30, 2014 and $970 for the three months ended September 30, 2013. Other Operating Expenses were $742 for the nine months ended September 30, 2014 and $1,060 for the nine months ended September 30, 2013. The decreases for the three and nine month periods reflect decreased spending following the scaling down of internal manufacturing activity.

Other Income for the three months ending September 30, 2014 and September 30, 2013 was $-0-, respectively. For the nine months ending September 30, 2014, Other Income was $106,475. For the nine months ending September 30, 2013, Other Income was $-0-. The amount recognized in the current period was for the write-off of stale-dated disputed debt obligations.

The Net Income (Loss) for the Period was $(29,742) for the three months ended September 30, 2014 a decrease from the $(32,172) Net Income (Loss) for The Period reported for the three months ended September 30, 2013. The Net Income (Loss) for the Period was $17,002 for the nine months ended September 30, 2014, an increase from the $(94,835) Net Income (Loss) for the Period for the nine months ended September 30, 2013.

The Net Income (Loss) Per Share was $.00 for the three months ending September 30, 2014 and September 30, 2013, respectively. The Net Income (Loss) Per Share was $.00 for the nine months ending September 30, 2014 and September 30, 2013, respectively.

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

Date: October 22, 2014	Mobile Area Networks, Inc.

	By:	/s/ George Wimbish
George Wimbish
Director, Chairman and President